Form 10KSB
period 2006-02-28
FUTURA PICTURES, INC.
filed 2006-05-25
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended February 28, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                       Commission file number: 333-123611

                              FUTURA PICTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            56-2495218
-------------------------------                             --------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

    17337 Ventura Boulevard, Suite 208, Encino, California        91316
    ------------------------------------------------------     ----------
          (Address of principal executive offices)             (Zip Code)

                                 (818) 784-0040
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None       Name of each exchange on which
                                            registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [ ]

         The issuer had no revenues from operations during the fiscal year ended February 28, 2006.

         As of February 28, 2006 the issuer had of 1,250,000 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    CONTENTS
                                                                            PAGE
                                                                            ----
PART I

    Item 1.    Description of Business.........................................3
    Item 2.    Description of Property.........................................8
    Item 3.    Legal Proceedings...............................................9
    Item 4.    Submission of Matters to a Vote of Security Holders.............9

PART II

    Item 5.    Market for Common Equity and Related Stockholder Matters........9
    Item 6.    Management's Discussion and Analysis or Plan of Operation......10
    Item 7.    Financial Statements...........................................15
    Item 8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................29
    Item 8A.   Controls and Procedure.........................................29

PART III

    Item 9.    Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act................................................29
    Item 10.   Executive Compensation.........................................33
    Item 11.   Security Ownership of Certain Beneficial Owners and
                  Management..................................................34
    Item 12.   Certain Relationships and Related Transactions.................35
    Item 13.   Exhibits.......................................................36
    Item 14.   Principal Accountant Fees and Services.........................36

SIGNATURES         ...........................................................37


                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) BACKGROUND

         We were incorporated in the State of Delaware on December 10, 2003. During the next twelve months management devoted its time to develop our business plan of producing and co-financing motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as "low budget films"), produced solely for distribution to the domestic and international home video markets.

         On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be...or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

         Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. A freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life.

         The principal terms of both option agreements referenced above are: (a) the option expires in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. In December 2005, we exercised our right to extend the options on both scripts through January 2007.

(b) DESCRIPTION OF BUSINESS

         As stated earlier, our business is the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. These films will mainly be targeted to family audiences, encompassing among others, such genres as sports, sci-fi, mystery, action/adventure and comedy. We do not intend to co-finance or produce any x-rated films.

OVERVIEW OF THE MOTION PICTURE INDUSTRY

         As demonstrated by the changes in the motion picture industry, the production and distribution of motion pictures is no longer limited to "traditional" distribution through theaters, cable and satellite broadcasts. For the past three years, the motion picture industry had been steadily expanding to include the "direct to home video" segment of the market.
Consequently, there are increasing numbers of motion pictures which are being produced for release and distribution in the home video market and "direct to home video" has become part of the motion picture industry. Except for the final distribution of the completed project, the production of motion pictures has not changed and the Company will follow traditional routes in that regard.

         Although our company's business is the producing and co-financing of low budget motion pictures produced solely for distribution to the domestic and international home video markets, we thought it would be helpful to provide you with a general overview of the motion picture industry, and a detailed look at the home video market.

         The industry is dominated by the so-called "major" motion picture studios: Disney (including Miramax Films), MGM-UA, Paramount, Sony Pictures Entertainment (including both Columbia Pictures and Tri-Star Pictures), Twentieth Century Fox, Universal, and Warner Brothers. Each of these major studios is either a large, diversified entertainment corporation or a subsidiary of an "umbrella" corporation, and all have strong, long-standing relationships with creative talent, exhibitors, and others involved in the entertainment industry. The operations of these companies outside of the motion picture industry provide stable revenue sources, which offset variations in the financial performance for their motion picture operations. In addition to the major companies listed above, the industry is comprised of many small independent production and distribution companies.

         The two principal activities of companies in the industry consist of production and distribution. Since we plan to use other companies to distribute the films we co-finance or produce, the discussion below is limited to the production of motion pictures.

PRODUCTION

         Motion picture production breaks down into four stages: development and finance, pre-production, principal photography, and post-production.

DEVELOPMENT AND FINANCE

         Development involves the acquisition of the property that may become the feature film. This process includes reading existing screenplays and untapped books, or hearing creative pitches of ideas and stories, seeking the ones that management believe are the most interesting, entertaining and commercial. Once a story is acquired, in whatever form, it is put into development. In most cases, the development process entails the hiring of a writer to draft a screenplay or re-write the existing screenplay, in order to present it to directors, actors, and financiers to generate their interest in participating in the picture. When the producer is convinced that the screenplay has become strong enough to be commercially viable, the project is packaged with talent and the pre-sale process commences.

         It is at this point that the producer attempts to obtain financing for the project. Sources of financing typically include the major film studios, private investors, publicly or privately raised pools of film investment capital, pre-sales of ancillary rights, and guarantees for United States theatrical distribution rights. Historically, most feature-length films have been financed by the major motion picture distribution companies. These companies advance the entire cost of producing the picture, and then recoups that cost from the revenues generated by the distribution of the picture in all media. This method of studio-production motion picture financing continues to exist, but an increasingly prevalent alternative for smaller production companies is financing obtained either from private investors, from the "pre-sale" of distribution rights, or through a combination of financing from both private investors and pre-sales.

         A producer can obtain an advance payment, known as pre-selling, for licensing (prior to the release of the picture) the right to exhibit or exploit a picture in one or more media in one or more territories. As an example, the producer might pre-sell the rights to exhibition in the domestic territory--the United States and Canada--and pre-sell the foreign territories, individually or in one or more groups, in separate agreements. The rights that a producer may pre-sell include traditional theatrical exhibition, pay television exhibition, domestic network television syndication exhibition, foreign television exhibition, non-theatrical exhibition (such as airlines, armed forces bases, and educational institutions), and DVDs and videocassettes. In some cases, a portion of the pre-sale advance is paid upon execution of the pre-sale agreement or during production of the picture. More commonly, however, the advance is payable, sometimes in installments, upon or immediately following the completion of the picture. In this latter case, the producer may generate production cash by assigning its right to receive payment under the pre-sale agreement to a bank as security for a loan. While institutional production financing tends to be difficult for a for smaller production company to obtain, advantageous pre-sale agreements can tip the scales in the producer's favor. Key factors in making pre-sales are the quality of the screenplay, the director, and the key actors of the picture.

PRE-PRODUCTION

         Once it is determined that a motion picture screenplay has the potential for commercial viability, the producer puts the pre-production phase into action. Key personnel will be hired, building the team of a director, principal and supporting cast, and production personnel. The project will choose production locations and set shooting schedules, create a "story board" for the screenplay, revise and finalize the screenplay, develop a detailed budget, and complete the financing. Producers generally engage in costly pre-production only when they believe the project will become a motion picture, but still these pre-production activities do not ensure that a motion picture will be produced. The producer may not be able to secure all of the elements necessary to the production of a commercially viable picture, and even if all of the elements are secured, the producer may decide not to continue production for any number of creative or economic reasons. Nevertheless, these steps are vital to the completion of the picture and maximize its chances of success.

PRINCIPAL PHOTOGRAPHY

         Principal photography is the actual filming of a motion picture, scene by scene and location by location. During this process, weather at exterior locations, illness of a cast or crew member, and other problems may occur which may delay production and increase costs. Even where principal photography stays on schedule and budget, a review of the daily footage may reveal that some scenes need to be re-filmed. Production budgets will include room for such contingencies, but this reserve may be insufficient and insurance coverage may be inadequate to cover additional costs. While most motion pictures reaching this stage are completed, it is nevertheless possible that funds in excess of the budgeted amount become necessary but are not available. However, the producer will have put all elements into play to ensure the best chance of completion in the commercially viable form intended from the outset.

POST-PRODUCTION

         Post-production involves the editing of the picture, adding of music and sound effects and synchronizing them with the motion picture, and inserting special effects, among other tasks. The motion picture is brought to the completed form called the "answer print." During editing, problems may come to light suggesting that additional photography is needed, or costs may be greater than anticipated. On the whole, however, motion pictures reaching this stage are generally completed. At that point, the film is ready for distribution.

THE HOME ENTERTAINMENT MARKET

         Once a film is completed, the traditional means of distribution has been to the movie houses for public viewing. However, increasingly, the industry focuses on the delivery of feature films for in-home viewing.

         Home video has become a primary focus of both the entertainment industry and of the consumers who crave motion picture entertainment. In its 2005 annual report on the home entertainment business the Video Software Dealer's Association (VSDA) stated that in aggregate, consumers spent more than twice as much money buying and renting DVDs and VHS cassettes in 2004 than purchasing tickets at the theatrical box office. The report further stated that consumer spending on home video exceeded $24 billion. Sell through accounted for over $16 billion and rental generated $8 billion.

         DVD is now considered to be the centerpiece of home entertainment, with its ease of use, lack of moving parts as compared even to VHS videotapes, and compact size. In addition, home video includes options unavailable to in-theater versions of films: the bonus materials, such as interviews, outtakes, and commentary.

         Along with these attributes, home video has affected consumer habits. A major report in USA Today found that the number of hours spent watching movies at home is increasing steadily, and many consumers say they don't bother going to see a movie in a theater, preferring to wait for the home version to be released. This trend opens the marketplace to direct-to-home-video films, with their significantly lower costs of duplication.

         The Digital Entertainment Group (a trade association of DVD software and hardware companies ("DEG") determined that in 2004 some 37 million new DVD players were sold to consumers. Roughly three-fourths of all television households in the United States, or 70 million, now own a DVD player. Additionally, the DEG estimates that an additional nine million households also have the means to play a DVD on a computer or a game console, even if not on a traditional television screen.

         In the fourth quarter of 2004, 530 million DVDs were shipped to retailers, an increase of 39% over the same holiday-season period in 2003.

         Driving this market is the timing of the distribution window of feature films to home-video format. Among the distribution channels available to filmmakers are pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. Because of this highly competitive range of options, the rapid growth of the DVD industry makes the DVD and home-video distribution window a significant advantage to the United States retail home video industry in general.

         The expanding number of venues from which DVD and VHS are purchased has also bolstered the market. Previously, feature films were available on theatrical screens only. Eventually, they came to television. Now, in the VHS and DVD formats, they are available not only at "traditional" video retailers such as Blockbuster, but also at the general chain stores such as Wal-Mart. Thus home-video playback capability exists in most domestic homes, and DVD and videocassettes themselves are more readily available. Each of these factors has combined to explode the market to a public receptive to purchasing DVDs for in-home entertainment.

         The foreign markets are increasingly receptive to the DVD business as well. By way of example, the Australian Film Commission, an agency of that nation's government, estimates that by the end of 2003, DVD players were in 60% of Australian homes. DVD revenue increased from a 2000 level of $69 million to a 2003 level of almost $800 million, an increase of than 1,100%. The industry in Australia is expected to continue to increase. VHS is already almost universally available.

COMPETITION

         The industry is comprised of numerous large, mid-sized, and small independent motion picture production companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with talent in all areas of motion picture production. We cannot and do not intend to compete with either the large or mid-sized companies. Our plan is to co-finance or produce low budget films that are targeted exclusively for the home video market.

         In addition to the films distributed to the home video market following their theatrical release we will be competing with films produced by companies that produce movies for cable and network television. In many cases these films are then made available to the home video market.

         Our success will depend in large part on our ability to obtain and sustain ongoing relationships with writers, directors, actors, and distributors of motion pictures to the home video market. Although the Company's current business relationships are limited to the two screenwriters from whom we have optioned screenplays, members of management, in particular Frank Capra Jr., and Joseph Adelman, who have both served for many years in various positions within the motion picture industry, have had and maintain personal relationships with industry personnel. These relationships will be utilized if and when we are in a position to produce or co-finance a motion picture. Additionally, and most importantly, our success is dependant on the quality and entertainment value of the films either co-financed or produced by us.

COMPANY HISTORY

         We were incorporated in the State of Delaware on December 10, 2003. During the next twelve months management devoted its time to develop our business plan of producing and co-financing motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets.

         On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be...or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

         Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. A freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life.

         The principal terms of both option agreements referenced above are: (a) the option expired in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. In December 2005, we exercised our right to extend the options on both scripts through January 2007.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently do not utilize any office space. Our Secretary, Director, and corporate attorney, L. Stephen Albright, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316 handles all administrative matters from his office. We anticipate leasing office space from an unaffiliated third party consisting of approximately 1,000 square feet as soon as cash resources permit.

ITEM 3. LEGAL PROCEEDINGS

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 2006.

                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET

         There is currently no public market for our common stock. If and when we are successful in raising the minimum funds needed to implement our business plan, which we estimate to be approximately $300,000, management will consider applying for a listing of our stock on either the Over-The-Counter Bulletin Board System (also known as "OTCBB") or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTCBB, the Pink Sheets Electronic Quotation System or any stock exchange or stock market.

         Both the OTCBB and the Pink Sheets Electronic Quotation Service have very minimal listing requirements imposed on companies that desire to be listed in their systems.

         The OTCBB requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at lease one
(1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

         The Pink Sheets quotation system requires that the Company have at least one (1) market maker and have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the NASD). The Pink Sheets do not have any minimum requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

         If and when Futura Pictures is successful in having its shares listed and publicly traded, this offering will automatically terminate. The reason that the offering will be terminated is that it is impossible for the Company to know what the market price of the Company's stock will be once it is listed on a securities market, and therefore, it would be inappropriate to continue to offer stock under this Registration Statement at a predetermined price.

HOLDERS

         As of February 28, 2006, we have 1,250,000 shares of common stock issued and outstanding held by 8 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

         The Company's certificate of incorporation provides for the authorization of 25,000,000 shares of common stock, $0.0001 par value. As of February 28, 2006, 1,250,000 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

DIVIDEND POLICY

         We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

RECENT SALES OF UNREGISTERED SECURITIES

         In January 2005, we sold 1,000,000 shares of common stock to Buddy Young, our president and majority shareholder for $10,000, and in February 2005, we issued 190,000 shares of our Common Stock for his commitment to fund any cash shortfall for our operations up to $100,000. Additionally, with the exception of Buddy Young, our president and principal shareholder, each of our directors and executive officers has received 10,000 shares of our common stock as compensation for their work on our behalf. The sales of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. We issued the shares subject to resale restrictions.

         In February 2005, we issued 5,000 shares of our common stock to both Frank Gillman and Don Tsuchiyama as compensation for the option we acquired on their screenplays. The sales of these shares were exempt from registration under
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. We issued the shares subject to resale restrictions

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified one accounting policy that we believe is key to an understanding of our financial statements. This is an important accounting policy that requires management's most difficult, subjective judgment.

         NON-CASH EQUITY ISSUANCES. We periodically issue shares of our common stock in exchange for, or in settlement of, services. Our management values the shares issued in such transactions at either the then market value of our common stock, as determined by the Board of Directors and after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable.

SUMMARY FINANCIAL DATA

         The data summarized below is not complete. It should be read in conjunction with the Company's financial statements and accompanying notes contained in this registration statement on page F-1 and following pages.

                                                                     From
                                For the         For the          December 10,
                                 Year            Year           2003 (Date of
                                 Ended           Ended          Inception) to
                             February 28,     February 28,        February 28,
                                 2006             2005                2006
                             -----------      -----------       -------------

INCOME STATEMENT DATA

Net Revenue                  $      -0-        $     -0-         $       -0-
Net Loss                     $  (78,776)       $  (5,852)        $   (84,628)
Net Loss per Share           $   (0.06)        $   (0.01)        $     (0.07)

BALANCE SHEET DATA

Cash                         $     112
Total Assets                 $     112
Stockholders' Deficit        $   (8,028)

GENERAL

         The Company was incorporated on December 10, 2003, we had no operations until fiscal 2005. On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

         Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. A freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life.

REVENUES

         Since our inception in 2003, we have had no revenues from operations, and do not anticipate having any revenues from operations during fiscal 2007.

EXPENSES

         To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being non-cash compensation(representing the estimated value of services contributed to the Company by it's President, Buddy Young-$41,600), professional services and the amortization of our loan commitment fee. During the year ended February 28, 2006, we incurred a total of $77,176 selling, general and administrative expenses. And during the year ended February 28, 2005, we incurred a total of $852 selling, general and administrative expenses, for a total since inception of $78,028 selling, general and administrative expenses.

         During the year ended February 28, 2005, we paid our directors with 50,000 shares of our common stock, valued at $5,000 for their services.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that production of the screenplays begins and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         Our main focus during the next 12 month period will be to focus our activities on raising the minimum funds necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

         If we are unable to raise at least $300,000, which we believe to be the minimum necessary to implement our business plan, we plan to scale back our planned operations, or to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholder to be severely diluted. If we are successful in raising the minimum $300,000, our principal activities during the next twelve months from the receipt of the funds will be as follows: (a) exercise our option to acquire the rights to one of the aforementioned scripts, (b) prepare a production budget for that film, (c) hire a director, (d) retain the services of a production company to assemble the production crew, (e) cast the film, (f) choose a location, (g) begin principal photography,(h) complete the post production process, and (i) arrange for the films distribution.

         Concurrent with our efforts to raise funds as outlined above, our vice president of production Frank Capra Jr., and Mel Powel, our director of acquisitions, will work on further developing the two screenplays that were optioned by us earlier this year. They will work with the screenwriters to mold the scripts from their present form into the form that best combines the artistic elements with the commercial viability of the resulting film. A careful analysis of the story told by the script will lead to changes such as strengthening certain aspects of the story by increasing the focus, Additionally, each scene must be analyzed to determine if its presentation is best suited to its purpose--will the scene, translate from page to film, make the point it is intended to make and move the audience in the way the audience should be moved. Overall, the script development process is designed to maximize the success of the film by tailoring the script to meet the overall needs of the story, the production, and the market. Should we need to hire additional screenwriting resources to help us complete this process, we estimate the cost to be approximately $10,000, and to take two to three months. Until funds are received as a result of this offering, we do not anticipate conducting any business activities other than as described above.

         We anticipate that the cash raised as a result of the sale of equity, and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, will be sufficient to fund our cash requirements to continue our efforts to raise funds through the sale of equity, and to further the development of the screenplays as outlined above. As we cannot predict whether we will be successful in raising the minimum $300,000, we cannot predict whether we will ever be able to implement our plan of producing or co-financing motion pictures. Prior to the Company earning any revenue from operations, we would need to achieve the following milestones: (a) raise at least $300,000 as outlined above, (b) sufficiently develop and prepare a production budget for either one or both of the screenplays that we have optioned so that they are ready for filming, (c) complete the filming and post production of the motion picture, and (d) arrange for the distribution of the motion picture into the marketplace. We do not anticipate starting production on a motion picture, or arranging for its distribution until late fiscal 2007.

         We have issued 10,000 shares of our common stock to each of our directors and executive officers, excluding Buddy Young, our president and principal shareholder, for services to the Company. These services include advice on the development of our business plan, introduction to motion picture production and distribution personnel, assistance in the preparation of this Registration Statement, and negotiations with screenwriters. We do not have any consulting or employment agreements with any of our officers or directors.

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2007. As of February 28, 2006, the balance owing on this agreement was $2,500. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, along with our vice presidents Frank Capra Jr., Joseph Adelman, and Mel Powell, our Director of acquisitions, all work on a part-time basis and have not yet received any cash compensation from the Company, we have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $112 on February 28, 2006. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2007. As of February 28, 2006 the balance owing on this agreement is $2,500. Payment of principal and interest is due on this loan on June 30, 2007.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 2007. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

ITEM 7. FINANCIAL STATEMENTS.

                              FUTURA PICTURES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm...............     F-10

Balance Sheet as of February 28, 2006.................................     F-11

Statements of Operations..............................................     F-12
     Years Ended February 28, 2006 and 2005
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2006

Statements of Stockholders' Deficit...................................     F-13
     Years Ended February 28, 2006 and 2005
      Period from December 10, 2003 (Date of Inception) to
         February 28, 2006

Statements of Cash Flows..............................................     F-15
     Years Ended February 28, 2006 and 2005
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2006

Notes to Financial Statements - February 28, 2006.....................     F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. (a development stage company; the "Company") as of February 28, 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2006 and 2005 and from inception (December 10, 2003)to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2006 and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005 and from inception to February 28, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter is described in Notes 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley & McEwen LLP
May 15, 2006
Camarillo, California

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2006


                                  ASSETS

ASSETS

        Cash ....................................................      $    112
                                                                       ========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

        Accrued expenses ........................................      $  5,600
        Accrued interest - related party ........................            40
        Loan payable - related party ............................         2,500
                                                                       --------

             TOTAL LIABILITIES ..................................      $  8,140

STOCKHOLDERS' DEFICIT

        Common stock, par value $0.0001 per share
             Authorized - 25,000,000 shares
             Issued and outstanding - 1,250,000 shares ..........      $    125
        Additional paid-in capital ..............................        76,475
        Deficit accumulated during the development stage ........       (84,628)
                                                                       --------

             TOTAL STOCKHOLDERS' DEFICIT ........................        (8,028)
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........      $    112
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                               FROM DECEMBER
                                                 FOR THE YEAR   FOR THE YEAR  10, 2003 (DATE
                                                     ENDED          ENDED      OF INCEPTION)
                                                   FEBRUARY       FEBRUARY     TO FEBRUARY
                                                   28, 2006       28, 2005       28, 2006
                                                 -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

        Selling, general and administrative ..   $    77,176    $       852    $    78,028
        Directors' fees, non-cash compensation          --            5,000          5,000
                                                 -----------    -----------    -----------

            TOTAL DEVELOPMENT STAGE EXPENSES .   $    77,176    $     5,852    $    83,028
                                                 -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ...................   $   (77,176)   $    (5,852)   $   (83,028)

        Income tax expense ...................         1,600              0          1,600

NET (LOSS) ...................................   $   (78,776)   $    (5,852)   $   (84,628)
                                                 ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

        Basic and diluted ....................   $     (0.06)   $     (0.01)   $     (0.07)
                                                 ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING

        Basic and diluted ....................     1,250,000      1,014,444      1,219,642
                                                 ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2006

                                                                     DEFICIT
                                                                    ACCUMULATED
                                     COMMON STOCK        ADDITIONAL DURING THE      TOTAL
                                 ---------------------    PAID-IN   DEVELOPMENT  STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      STAGE       DEFICIT
                                 ---------   ---------   ---------   ---------    ---------
Issuance of common stock for
        cash - January 9, 2005   1,000,000   $     100   $   9,900   $    --      $  10,000

Issuance of common stock for
        directors' fees -
        January 9, 2005 ......      50,000           5       4,995        --          5,000

Issuance of common stock for
        loan commitment -
        related party -
        February 16, 2005 ....     190,000          19      18,981        --         19,000

Issuance of common stock for
        screenplay options -
        February 28, 2005 ....      10,000           1         999        --          1,000

Net (loss) for the year ended
        February 28, 2005 ....        --          --          --        (5,852)      (5,852)
                                 ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2005 ...   1,250,000   $     125   $  34,875   $  (5,852)   $  29,148
                                 ---------   ---------   ---------   ---------    ---------

Contributed services .........        --          --        41,600        --         41,600

Net (loss) for the year ended
        February 28, 2006 ....        --          --          --       (78,776)     (78,776)
                                 ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2006 ...   1,250,000   $     125   $  76,475   $ (84,628)   $  (8,028)
                                 =========   =========   =========   =========    =========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                     FROM DECEMBER
                                                       FOR THE YEAR   FOR THE YEAR  10, 2003 (DATE
                                                           ENDED          ENDED       OF INCEPTION)
                                                          FEBRUARY       FEBRUARY     TO FEBRUARY
                                                          28, 2006       28, 2005       28, 2006
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) .......................................   $   (78,776)   $    (5,852)   $   (84,628)
    Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
          Common stock issued for directors' fees ....          --            5,000          5,000
          Contributed services .......................        41,600           --           41,600
          Amortization expense .......................        19,208            792         20,000
          Changes in operating assets and liabilities:
               Accrued expenses ......................         5,640           --            5,640
                                                         -----------    -----------    -----------

      NET CASH (USED) BY OPERATING ACTIVITIES ........       (12,328)           (60)       (12,388)
                                                         -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loan payable - related party .......         2,500           --            2,500
    Proceeds from sale of common stock ...............          --           10,000         10,000
                                                         -----------    -----------    -----------

      NET CASH PROVIDED BY FINANCING ACTIVITES .......         2,500         10,000         12,500
                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .   $    (9,828)   $     9,940    $       112

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF
    THE PERIOD .......................................         9,940           --             --
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...   $       112    $     9,940    $       112
                                                         ===========    ===========    ===========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                     FROM DECEMBER
                                                       FOR THE YEAR   FOR THE YEAR  10, 2003 (DATE
                                                           ENDED          ENDED       OF INCEPTION)
                                                          FEBRUARY       FEBRUARY     TO FEBRUARY
                                                          28, 2006       28, 2005       28, 2006
                                                         ----------    -----------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid ....................................   $      --     $      --     $      --
    Taxes paid .......................................   $       971   $      --     $       971

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

    Issuance of 50,000 shares of common stock for
    directors' fees ..................................   $      --     $     5,000   $     5,000

    Issuance of 190,000 shares of common stock
    for loan commitment ..............................   $      --     $    19,000   $    19,000

    Issuance of 10,000 shares of common stock for
    screenplay options ...............................   $      --     $     1,000   $     1,000

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         Futura Pictures, Inc. (the "Company") was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production, and the co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for the distribution directly to the domestic and international home video markets.

         UNCLASSIFIED BALANCE SHEET

         In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS", the Company has elected to present an unclassified balance sheet.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         PREPAID EXPENSES

         The Company amortizes its prepaid expenses on a straight-line basis over the period during which it will receive the underlying services.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

         VALUE OF STOCK ISSUED FOR SERVICES

         The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company's management values the shares issued in such transactions at either the then market price of the Company's common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

         RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued the following statements:

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement January 1, 2006 as required.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes the adoption of the provisions of SFAS 154 will not have a material impact on its financial position or results of operations.

         NET INCOME (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at February 28, 2006.

         INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at February 28, 2006 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern currently is dependent upon it timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and new potential film screenplays.

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of February 28, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   INVESTMENT IN SCREENPLAYS

         During January 2005, the Company acquired an option to purchase a screenplay entitled "Cass & Karri", written by Don Tsuchiyama, the "Writer", in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the Writer to grant the Company an exclusive and irrevocable option to purchase all motion picture, television, and allied rights in "Cass & Karri" for the term of one year. In December 2005, the Company and the Writer agreed to extend the agreement until January 2007. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

         Also during January 2005, the Company acquired an option to purchase a screenplay entitled "Life.dot.com", written by Frank Gillman in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the

         Writer to grant the Company an exclusive and irrevocable option to purchase all motion picture, television, and allied rights in "Life.dot.com" for the term of one year. In December 2005, the Company and the Writer agreed to extend the agreement until January 2007. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

         A summary of the Company's investment in screenplays is as follows:

         "Cass & Karri", by Don Tsuchiyama ................      $  500
         "Life.dot.com", by Frank Gillman .................         500
                                                                 ------
                                                                  1,000
                  Less accumulated amortization ...........       1,000
                                                                 ------
                  Total investment in screenplays .........      $    0
                                                                 ======

NOTE 5   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2007. The outstanding balance was $2,500 as of February 28, 2006.

         The Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment. Accumulated amortization of the loan commitment at February 28, 2006 is $19,000.

NOTE 6   STOCKHOLDERS' DEFICIT

         During the year ended February 28, 2005 the Company issued the following shares of stock:

         January 9, 2005 - 1,000,000 shares to the Company's Founder and President, Buddy Young, in exchange for $10,000 cash.

         January 9, 2005 - 50,000 shares valued at $5,000 to five of the Company's board of director members in exchange for services rendered during the year ended February 28, 2005.

         February 16, 2005 - 190,000 shares valued at $19,000 to the Company's President, Buddy Young, in payment of a loan commitment.

         February 28, 2005 - 5,000 shares valued at $500 to Don Tsuchiyama for the option on his screenplay.

         February 28, 2005 - 5,000 shares valued at $500 to Frank Gillman for the option on his screenplay.

         For the year ended February 28, 2006, the Company's President devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded for the year ended February 28, 2006. Contributed services in 2005 were negligible. The President has waived reimbursement and has considered his services as a contribution to capital.

NOTE 7   INCOME TAXES

         DEFERRED TAX COMPONENTS

         Significant components of the Company's deferred tax assets are as follows at February 28, 2006:

             Net operating loss carry-forward ..............   $ 8,600
                      Less valuation allowance .............    (8,600)
                                                               -------

             Net deferred tax assets .......................   $     0
                                                               =======

         Summary of valuation allowance:

             Balance, March 1, 2005 ........................   $ 1,200
             Addition for the year ended February 28, 2006 .     7,400
                                                               -------

             Balance, February 28, 2006 ....................   $ 8,600
                                                               =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         NET OPERATING LOSS

         The Company has the following net operating loss carry-forwards:

         YEAR OF LOSS          EXPIRATION DATE          AMOUNT
         ------------          ---------------          ------

         February 28, 2005    February 28, 2025       $   5,852
         February 28, 2006    February 28, 2026          37,136
                                                      ---------

         Total net operating loss carry-forwards      $  42,988
                                                      =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                               AGE               POSITION
----                               ---               --------

Buddy Young                        70                President, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer and Chairman

Joseph Adelman                     71                Vice President and Director

L. Stephen Albright                54                Secretary and Director

Frank Capra Jr.                    71                Vice President

Mel Powell                         40                Director

Dennis Spiegelman                  59                Director


         BUDDY YOUNG has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Futura Pictures, Inc. since its inception in December 2003. Additionally, ever since June 2000, he has served as an officer and director of Advanced Media Training, a company that produces and distributes management and general workforce training products. Since August 1996, Mr. Young has also managed a privately owned merger and acquisition consulting business under the name of Advantage Mergers and Acquisitions, a fictitious name,(dba) established by Mr. Young for this purpose. These consulting services focus mainly on expanding a company's business through mergers or acquisitions. Mr. Young/Advantage does not offer any consulting or other services relating to the offering or sale of securities. From 1999 through April 29, 2003, Mr. Young served as the chief executive officer and a director of Enhance Biotech, Inc. (f.k.a. Becor Communications, Inc.), a company involved in the development of therapeutic pharmaceuticals. In addition, he currently serves as a director of the Wien Group, Inc., a publicly held merchant banking company. Mr. Young was an officer and director of Sporting Magic, Inc., now known as Next, Inc, a company in the business of marketing, and distributing licensed and branded promotional products and imprinted sportswear. From August 1998 until he resigned from those positions on February 1, 2002. From March 1998 until July 1999, Mr. Young also served as president, chief executive officer and a director of MGPX Ventures, Inc., now known as Contango Oil & Gas, Mr. Young assisted MGPX Ventures in adopting a new business plan and recruiting new management to implement its operations in the oil and gas exploration industry. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc., a publicly held company, now known as Cheniere Energy, a natural gas and oil company. For varying periods of time following his tenure as an officer and director at Enhance Biotech, Cheniere Energy, and Next, Inc. Mr. Young/Advantage served as a consultant to these companies and received cash compensation for his consulting services. He no longer serves as a consultant, nor has any other affiliation with any of these companies. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. Enhance Biotech, along with Wien Group, Next, Contango Oil & Gas, Advanced Media Training and Cheniere Energy are currently SEC reporting companies. For over thirty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

         JOSEPH ADELMAN has served as an officer and director of Futura Pictures since December 2004. Since 1991 he has served as the Chief Executive Officer of International Entertainment Enterprises, a leading independent sales and business representative for United States and international producers and owners of feature films, documentaries and children's animation. He started his entertainment industry career in 1958 when he joined the New York legal department at United Artists Corp. In 1962 he moved to Los Angeles where he assumed the position of Vice-President, West Coast Business Affairs for United Artists. From 1977 to 1979 Mr. Adelman served as the Chief Operating Officer of the Association of Motion Picture & Television Producers, where his responsibilities included negotiating on behalf of the major motion picture companies with Hollywood labor unions and with government regulatory agencies.

         From 1979 to 1983, he served as Vice President of Business Affairs at Paramount Pictures supervising all of the feature film production and distribution negotiations with producers, directors, writers, stars, and composers. In 1983 he co-founded KidPix, a Distributor of children's animated features for worldwide television and home video markets. In 1986, and until he joined International Entertainment Enterprises in 1991, he served as President of distribution at CST Entertainment, where his duties included overall responsibility for negotiating and supervising worldwide television, home video and merchandising licenses for film library consisting of 100 motion pictures plus cartoon series & TV series.

         Mr. Adelman is a graduate of New York University and Harvard law School, and a member of the Bar in both California and New York. He is currently a member of the Executive Branch of the Academy of Motion Picture Arts and Sciences, and the National Association of Television Programming Executives.

         L. STEPHEN ALBRIGHT has served as a director and as secretary of Futura Pictures since its inception in December 2003. Additionally, since June 2000, he has served as an officer and director of Advanced Media Training. He served in the same positions with Sporting Magic Inc., now known as Next, Inc. from September 1998 until January 2000. Since July 2000, Mr. Albright has also served as a consultant and counsel to Advantage Mergers and Acquisitions, a privately held merger and acquisition business. Prior to becoming associated with Advantage Mergers and Acquisitions in July 2000, Mr. Albright was employed as an associate attorney with Wasserman, Comden & Casselman, L.L.P. a law firm located in Tarzana (Los Angeles) California from June, 1994 through June, 2000. Mr. Albright started his own law practice in June, 2000. Mr. Albright received his undergraduate degree in business administration and marketing from West Virginia University in 1975. Following careers in industrial sales and new home construction, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright spent approximately half of his legal career in private practice, where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, vice president, general counsel and secretary to Color Systems Technology, Inc., a publicly-held company whose stock traded on the American Stock Exchange. While with Color Systems, Mr. Albright was responsible for all aspects of the company's business, including annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements.

         FRANK CAPRA JR., has served as an officer of Futura Pictures since December 2004 in the capacity of vice president of production. He has been the President and CEO of EUE Screen Gems Studios, a motion picture and television production studio located in Wilmington, North Carolina, since 1997. The son of famed Hollywood director Frank Capra, he began his career in the entertainment industry more than 40 years ago as a second Assistant Director, progressing to production manager, associate producer and producer. His work includes television, TV movies and feature films, including wide screen and IMAX formats. A short list of his major film projects include: GUNSMOKE, ESCAPE FROM THE PLANET OF THE APES, PLAY IT AGAIN SAM, ESCAPE FROM NEW YORK, and FIRESTARTER. He also was Executive Producer of DEATH BEFORE DISHONOR.

         Frank Capra Jr. teaches classes at the University of North Carolina at Wilmington, in their film studies program, which he started.

         He has a B.A. in Geology from Pomona College and has attended classes at Cal-Tech. Mr. Capra sits on numerous boards, including the Executives Branch of the Academy of Motion Pictures Arts and Sciences, the National Board of the Directors Guild of America and the North Carolina Governor's Film Council. Mr. Capra received a Directors Guild of America award in 2000 in recognition of his instrumental role in transforming Wilmington into a regional production center.

         MEL POWELL has served as a director since December 2004. Mr. Powell brings a background in law, writing, and marketing to the Company. He attended Yale as an undergraduate, and graduated from UCLA Law School in 1988. Mr. Powell is a member of the California Bar Association, and practiced family law from 1988 through 1992 at the Los Angeles based law firm of Trope & Trope.
Additionally, since June 2000, he has served as an officer and director of Advanced Media Training. Since 1992, Mr. Powell has been self-employed through his privately held company, Breakaway Entertainment. During his time at Breakaway, he has written feature screenplays, teleplays, radio screenplays for Premiere Radio Networks, and screenplays for corporate training videos. Additionally, he is an independent associate with Pre-Paid Legal Services, Inc., a company that provides legal services to middle- and lower-income individuals and families, as well as providing legal and other consultation services to small businesses. He is a member of the Sherman Oaks, CA, Chamber of Commerce and the State Bar of California.

         DENNIS SPIEGELMAN has served as a director of Futura Pictures since December 2004. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. Since June 2000, he has also served as an officer and director of Advanced Media Training. He is currently senior vice president of worldwide sales for Axium Entertainment, a privately held technology and financial services provider to the entertainment industry. Prior to rejoining Axium in 2004 he served as vice president of sales and marketing at Cast & Crew Entertainment Services, Inc., a position he accepted in April 1998. From 1995 to April 1998, Mr. Spiegelman was the vice president of sales and marketing for Axium Entertainment, Inc. Both Cast & Crew and Axium specialize in providing payroll and payroll related services to the motion picture and television entertainment industries. Before joining Axium, he held similar positions with AP Services, Inc. and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including director of operations at Heritage Entertainment, and president and director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as executive producer of the theatrical motion picture entitled NOBODY'S PERFECT and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

         Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting and until their successors are elected and qualified or until their earlier resignation or removal.

         Officers are elected by the board of directors and hold office until the meeting of the board of directors following the next annual meeting of stockholders and until their successors shall have been chosen and qualified. Any officer may be removed, with or without cause, by the board of directors. Any vacancy in any office may be filled by the board of directors.

         There is no family relationship between any director or executive officer of Futura Pictures.

ITEM 10. EXECUTIVE COMPENSATION

----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
                                                                                    Securities
                                                   Other Annual     Restricted      Underlying     LTIP         All Other
      Name         Year      Salary      Bonus     Compensation    Stock Awards   Options/ SARS    Payouts     Compensation
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Buddy Young       2004
                  2005          -0-        -0-           -0-             -0-             -0-          -0-        (1) (3)
                  &
                  2006
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

L. Stephen        2004 &
Albright          2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Joseph Adelman    2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  &
                  2006
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Dennis            2004
Spiegelman        2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  &
                  2006
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Frank Capra, Jr.  2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  &
                  2006
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Mel Powell        2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  &
                  2006
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

(1)      All officers and directors assumed their positions in January 2004.

(2) Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3) During the years ended February 28, 2006 and 2005, Mr. Young devoted time to the development process of our Company. Compensation expense totaling $41,600 and $0 ahs been recorded for the years ended February 28, 2006 and 2005, respectively. For the years ended February 28, 2006 and 2005, Mr. Young has waived reimbursement and has considered the total expense as additional paid-in capital.

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers.

OPTION/SAR GRANTS

         We have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

         Since we have never granted any options or stock appreciation rights to any of our executive officers or employees, none exist to be exercised.

COMPENSATION OF DIRECTORS

         Other than the issuance of common stock as described above, directors of the Company have not and do not receive any compensation for serving on the board or for attending any meetings. Directors who are also officers of the Company receive no additional consideration for their service as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of February 28, 2006, The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                              PERCENTAGE
                                               NUMBER OF       OF CLASS
            NAME AND ADDRESS                  SHARES OWNED      OWNED
            ----------------                  ------------    ----------
            Young Family Trust ............   1,190,000(1)      95.20%

            Buddy Young and
            Rebecca Young .................   1,190,000(1)      95.20%

            Joseph Adelman ................      10,000          0.80%

            Stephen Albright ..............      10,000          0.80%

            Frank Capra Jr ................      10,000          0.80%

            Mel Powell ....................      10,000          0.80%

            Dennis Spiegelman .............      10,000          0.80%

            All officers and directors as a
               group (6 persons) ..........   1,240,000         99.20%

---------------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Futura Pictures

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through June 30, 2007. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2007. Through February 28, 2006, the Company has borrowed a total of $2,500 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment.

         We currently do not utilize any office space. Our Secretary, Director, and corporate attorney, L. Stephen Albright, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316 handles all administrative matters from his office. We anticipate that for the foreseeable future Mr. Albright will continue to handle our minimal administrative matters until we are able to raise sufficient funds to acquire office space and fund our planned operations.

         The promoters of the Company consist of the following founding shareholders, all of whom received their stock in January, 2004. Buddy Young formed the Company with a capital contribution of $10,000 in exchange for 1,000,000 shares. Mr. Young had those shares issued to the Young Family Trust. Mr. Young and his wife are beneficiaries and trustees of the Young Family Trust. In addition, the Young Family Trust received an additional 190,000 shares in exchange for Mr. Young's commitment to provide certain financing to the Company. Joseph Adelman, Dennis Spiegelman, L. Stephen Albright, Mel Powell, and Frank Capra, Jr. each received 10,000 shares for services rendered to the Company.

         At such time as the Company's revenues may permit, the Company will consider paying salaries to its officers and directors, some of whom may be promoters. In the future, the Company may consider paying Mr. Albright for legal services to the Company. The Company, at its discretion, may issue equity to its officers, directors, employees, some of whom may be promoters, for services rendered to the Company.

         None of the Company's assets were or are to be acquired from any of the Company's promoters. Further, no asset of the Company was transferred to any of the promoters.

ITEM 13.  EXHIBITS

         The following documents are included or incorporated by reference as exhibits to this report:

     31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.2 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $9,192 and $-0-, respectively, in the years ended February 28, 2006 and February 28, 2005.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were $1,190 and $-0- in the fiscal years ended February 28, 2006 and February 28, 2005.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2006 and February 28, 2005.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FUTURA PICTURES, INC.


                                       By:   /S/BUDDY YOUNG
                                           -------------------------------------
                                           Buddy Young
                                           President and Chief Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME                            TITLE                               DATE
----                            -----                               ----


 /S/ BUDDY YOUNG                President, Chief Executive          May 24, 2006
---------------------------     Officer, Chief Financial
Buddy Young                     Officer and Director (Principal
                                Executive, Financial and
                                Accounting Officer)


 /S/ JOSEPH ADELMAN             Director                            May 24, 2006
---------------------------
Joseph Adelman


 /S/ L. STEPHEN ALBRIGHT        Director                            May 24, 2006
---------------------------
L. Stephen Albright


 /S MEL POWELL                  Director                            May 24, 2006
---------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN          Director                            May 24, 2006
---------------------------
Dennis Spiegelman