Form 10QSB
period 2006-05-31
FUTURA PICTURES, INC.
filed 2006-07-05
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2006


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                       Commission File Number: 333-123611

                              FUTURA PICTURES, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                56-2495218
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       17337 Ventura Boulevard, Suite 208
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [_]

         Check whether the issuer is a "shell  company" as defined in Rule 12b-2
of the Securities Exchange Act of 1934.   Yes [X]   No [_]

         As of May 31, 2006 the issuer had of 1,250,000 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.      Financial Statements (Unaudited)                                  3
             Balance Sheet
                 May 31, 2006                                                  4
             Statements of Operations
                 For the Three Months Ended
                 May 31, 2006 and 2005                                         5
             Statements of Shareholders' Deficit
                 From Date of Inception to the May 31, 2006                    6
             Statements of Cash Flows
                 For the Three Months Ended
                 May 31, 2006 and 2005                                         7
             Notes to Financial Statements                                     9

Item 2.      Management's Discussion and Analysis or Plan
             of Operation                                                     12


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                16

Item 2.      Changes in Securities and Use of Proceeds                        16

Item 3.      Defaults upon Senior Securities                                  16

Item 4.      Submission of Matters to a Vote of Security Holders              16

Item 5.      Other Information                                                16

Item 6.      Exhibits                                                         16

Signatures                                                                    17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  MAY 31, 2006
                                   (Unaudited)

                                     ASSETS

ASSETS

        Cash ....................................................     $     914
                                                                      =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

        Accrued expenses ........................................     $   8,980
        Accrued interest - related party ........................           183
        Loan payable - related party ............................         9,000
                                                                      ---------

             TOTAL LIABILITIES ..................................     $  18,163

STOCKHOLDERS' DEFICIT

        Common stock, par value $0.0001 per share
             Authorized - 25,000,000 shares
             Issued and outstanding - 1,250,000 shares ..........     $     125
        Additional paid-in capital ..............................        86,875
        Deficit accumulated during the development stage ........      (104,249)
                                                                      ---------

             TOTAL STOCKHOLDERS' DEFICIT ........................       (17,249)
                                                                      ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........     $     914
                                                                      =========


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                   FROM
                                                                                 DECEMBER
                                                                                 10, 2003
                                                    FOR THE THREE MONTHS        (DATE OF
                                                        ENDED MAY 31,           INCEPTION)
                                                 --------------------------     TO MAY 31,
                                                     2006           2005           2006
                                                 -----------    -----------    -----------
                                                               (as restated)
DEVELOPMENT STAGE EXPENSES

        General and administrative ...........   $    19,621    $    21,467    $    97,649
        Directors' fees, non-cash compensation          --             --            5,000
                                                 -----------    -----------    -----------

            TOTAL DEVELOPMENT STAGE EXPENSES .   $    19,621    $    21,467    $   102,649
                                                 -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ...................   $   (19,621)   $   (21,467)   $  (102,649)

        Income tax expense ...................             0              0          1,600

NET (LOSS) ...................................   $   (19,621)   $   (21,467)   $  (104,249)
                                                 ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

        Basic and diluted ....................   $     (0.02)   $     (0.02)   $     (0.09)
                                                 ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING

        Basic and diluted ....................     1,250,000      1,250,000      1,225,108
                                                 ===========    ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2006
                                   (Unaudited)

                                                                       DEFICIT
                                                                     ACCUMULATED
                                      COMMON STOCK        ADDITIONAL  DURING THE     TOTAL
                                  ---------------------    PAID-IN   DEVELOPMENT  STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL      STAGE       DEFICIT
                                  ---------   ---------   ---------   ---------    ---------
Issuance of common stock for
        cash - January 9, 2005    1,000,000   $     100   $   9,900   $    --      $  10,000

Issuance of common stock for
        directors' fees -
        January 9, 2005 .......      50,000           5       4,995        --          5,000

Issuance of common stock for
        loan commitment -
        related party -
        February 16, 2005 .....     190,000          19      18,981        --         19,000

Issuance of common stock for
        screenplay options -
        February 28, 2005 .....      10,000           1         999        --          1,000

Net (loss) for the year ended
        February 28, 2005 .....        --          --          --        (5,852)      (5,852)
                                  ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2005 ....   1,250,000   $     125   $  34,875   $  (5,852)   $  29,148
                                  ---------   ---------   ---------   ---------    ---------

Contributed services ..........        --          --        41,600        --        41,600

Net (loss) for the year ended
        February 28, 2006 .....        --          --          --       (78,776)     (78,776)
                                  ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2006 ....   1,250,000   $     125   $  76,475   $ (84,628)   $  (8,028)
                                  ---------   ---------   ---------   ---------    ---------

Contributed services ..........        --          --        10,400        --        10,400

Net (loss) for the three months
        ended May 31, 2006 ....        --          --          --       (19,621)     (19,621)
                                  ---------   ---------   ---------   ---------    ---------

Balance, May 31, 2006 .........   1,250,000   $     125   $  86,875   $(104,249)   $ (17,249)
                                  =========   =========   =========   =========    =========


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 FROM
                                                                                               DECEMBER
                                                                                               10, 2003
                                                                  FOR THE THREE MONTHS        (DATE OF
                                                                      ENDED MAY 31,           INCEPTION)
                                                               --------------------------     TO MAY 31,
                                                                   2006           2005           2006
                                                               -----------    -----------    -----------
                                                                             (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) .......................................   $   (19,621)   $   (21,467)   $  (104,249)
          Adjustments to reconcile net (loss) to net cash
            (used) by operating activities:
                Common stock issued for directors' fees ....          --             --            5,000
                Contributed services .......................        10,400         10,400         52,000
                Amortization expense .......................          --            4,750         20,000
                Changes in operating assets and liabilities:
                     Accrued expenses ......................         3,380           --            8,980
                     Accrued expenses ......................           143           --              183
                                                               -----------    -----------    -----------

            NET CASH (USED) BY OPERATING ACTIVITIES ........        (5,698)        (6,317)       (18,086)
                                                               -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loan payable - related party .......         6,500           --            9,000
          Proceeds from sale of common stock ...............          --             --           10,000
                                                               -----------    -----------    -----------

            NET CASH PROVIDED BY FINANCING ACTIVITES .......         6,500           --           19,000
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS .............................   $       802    $    (6,317)   $       914

CASH AND CASH EQUIVALENTS
          AT THE BEGINNING OF
          THE PERIOD .......................................           112          9,940           --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
          AT THE END OF THE PERIOD .........................   $       914    $     3,623    $       914
                                                               ===========    ===========    ===========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                                 FROM
                                                                                               DECEMBER
                                                                                               10, 2003
                                                                  FOR THE THREE MONTHS        (DATE OF
                                                                      ENDED MAY 31,           INCEPTION)
                                                               --------------------------     TO MAY 31,
                                                                   2006           2005           2006
                                                               -----------    -----------    -----------
                                                                             (as restated)
SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION

           Interest paid ...................................   $      --      $      --      $      --
           Taxes paid ......................................   $      --      $      --      $       971

SCHEDULE OF NON-CASH INVESTING AND
           FINANCING ACTIVITIES:

           Issuance of 50,000 shares of common stock for
           directors' fees .................................   $      --      $      --      $     5,000

           Issuance of 190,000 shares of common stock
           for loan commitment .............................   $      --      $      --      $    19,000

           Issuance of 10,000 shares of common stock for
           screenplay options ..............................   $      --      $      --      $     1,000


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments, consisting of a normal recurring nature, necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

         In connection with the audit of our year ended February 28, 2006, an estimate of the value of services contributed by Buddy Young, CEO, was calculated to be approximately $41, 600. The financial statements for the quarter ended May 31, 2005 have been restated to reflect the value of services contributed ($10,400) during that quarter.

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

NOTE 2 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of May 31, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

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

         A summary of the Company's investment in screenplays is as follows:

                  "Cass & Karri", by Don Tsuchiyama           $  500
                  "Life.dot.com", by Frank Gillman               500
                                                              ------
                                                               1,000
                           Less accumulated amortization       1,000
                                                              ------
                           Total investment in screenplays    $    0
                                                              ======

NOTE 5   RELATED PARTY TRANSACTION

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2007. The outstanding balance was $9,000 as of May 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                      5/31/06          5/31/05
                                                    (Unaudited)      (Unaudited)
Statement of Operations Data
Total revenue ................................        $   --           $   --
Operating loss ...............................        $(19,621)        $(21,467)
Net loss after taxes .........................        $(19,621)        $(21,467)
Net loss per share ...........................        $  (0.02)        $  (0.02)

Balance Sheet Data
Total assets .................................        $    914         $  7,681
Total liabilities ............................        $ 18,163         $   --
Stockholder's equity (deficit) ...............        $(17,249)        $  7,681

THREE-MONTH PERIOD ENDED MAY 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MAY 31, 2005

GENERAL

         The Company was incorporated on December 10, 2003 On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be...or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

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

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended May 31, 2006, we incurred a total of $19,621 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young and $7,510 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2005, we incurred a total of $21,467 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $4,227 of professional fees incurred for our audited financial statements and related filings and $4,750 in amortization of our loan commitment.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that production of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         Our main focus during the next 12 month period will be to focus our activities on raising the minimum funds necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above, may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2007. As of May 31, 2006, the balance owing on this agreement was $9,000. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $914 on May 31, 2006. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2007. As of May 31, 2006 the balance owing on this agreement is $9,000. Payment of principal and interest is due on this loan on June 30, 2007.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 2007. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

ITEM 3.  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended May 31, 2006, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION  None.

ITEM 6.  EXHIBITS

         31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUTURA PICTURES, INC.
                                        (Registrant)


Dated: July 5, 2006                     /S/ BUDDY YOUNG
                                        ------------------------------------
                                            Buddy Young, President and Chief
                                            Executive Officer