Form 10QSB
period 2006-08-31
FUTURA PICTURES, INC.
filed 2006-10-11
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2006


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

         As of August 31, 2006 the issuer had of 1,283,500 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets
             August 31, 2006 and February 28, 2006                             4
         Condensed Statements of Operations
             For the Three and Six Month Periods
             Ended August 31, 2006 and 2005 and from
             December 10, 2003 (Date of Inception) to
             August 31, 2006                                                   5
         Condensed Statements of Shareholders' Deficit
             From December 10, 2003 (Date of Inception)
             To August 31, 2006                                                6
         Condensed Statements of Cash Flows
             For the Six Months Ended August 31, 2006 and 2005
             and from December 10, 2003 (Date of Inception) to
             August 31, 2006                                                 7-8
         Notes to Financial Statements                                      9-11

Item 2.  Management's Discussion and Analysis or Plan
             of Operation                                                  12-16

Item 3.  Controls and Procedures                                              16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                        AUGUST 31,  FEBRUARY 28,
                                                            2006         2006
                                                         ---------    ---------
                                                        (unaudited)

                            ASSETS

ASSETS

      Cash ...........................................   $     249    $     112
                                                         =========    =========



            LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

      Accrued expenses ...............................   $   3,860    $   5,600
      Accrued interest - related party ...............         363           40
      Loan payable - related party ...................       9,000        2,500
                                                         ---------    ---------

           TOTAL LIABILITIES .........................   $  13,223    $   8,140

STOCKHOLDERS' DEFICIT

      Common stock, par value $0.0001 per share
           Authorized - 25,000,000 shares
           Issued and outstanding - 1,283,500 shares
           at August 2006 and 1,250,000 shares at
           February 2006 .............................   $     128    $     125
      Additional paid-in capital .....................     103,972       76,475
      Deficit accumulated during the development stage    (117,074)     (84,628)
                                                         ---------    ---------

           TOTAL STOCKHOLDERS' DEFICIT ...............     (12,974)      (8,028)
                                                         ---------    ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     249    $     112
                                                         =========    =========

         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                              From
                                                                                                          December 10,
                                                                                                              2003
                                               For the Three Months Ended     For the Six Months Ended     (Date of
                                               --------------------------    --------------------------    Inception)
                                                August 31,     August 31,     August 31,     August 31,   to August 31,
                                                  2006           2005           2006           2005           2006
                                               -----------    -----------    -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

      Selling, general and administrative ..   $    12,825    $    19,246    $    32,446         40,713    $   110,474
      Directors' fees, non-cash compensation          --             --             --             --            5,000
                                               -----------    -----------    -----------    -----------    -----------

         TOTAL DEVELOPMENT STAGE EXPENSES ..   $    12,825    $    19,246    $    32,446         40,713    $   115,474
                                               -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES .................   $   (12,825)   $   (19,246)   $   (32,446)       (40,713)   $  (115,474)

      Income tax expense ...................          --            1,600           --            1,600          1,600

NET (LOSS) .................................   $   (12,825)   $   (20,846)   $   (32,446)       (42,313)   $  (117,074)
                                               ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

      Basic and diluted ....................   $     (0.01)   $     (0.02)   $     (0.03)   $     (0.03)   $     (0.09)
                                               ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

      Basic and diluted ....................     1,274,489      1,250,000      1,262,245      1,250,000      1,232,642
                                               ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                     (DATE OF INCEPTION) TO AUGUST 31, 2006
                                   (UNAUDITED)
                                                                              DEFICIT
                                                                            ACCUMULATED
                                        COMMON STOCK           ADDITIONAL   DURING THE        TOTAL
                                  -------------------------     PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                    SHARES        AMOUNT        CAPITAL        STAGE         DEFICIT
                                  -----------   -----------   -----------   -----------    -----------
Issuance of common stock for
      cash - January 9, 2005 ..     1,000,000   $       100   $     9,900   $      --      $    10,000

Issuance of common stock for
      directors fees -
      January 9, 2005 .........        50,000             5         4,995          --            5,000

Issuance of common stock for
      loan commitment related
      party - February 16, 2005       190,000            19        18,981          --           19,000

Issuance of common stock for
      screenplay options -
      February 28, 2005 .......        10,000             1           999          --            1,000

Net (loss) for the year ended
      February 28, 2005 .......          --            --            --          (5,852)        (5,852)
                                  -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2005 ....     1,250,000   $       125   $    34,875   $    (5,852)   $    29,148
                                  -----------   -----------   -----------   -----------    -----------

Contributed services ..........          --            --          41,600          --           41,600

Net (loss) for the year ended
      February 28, 2006 .......          --            --            --         (78,776)       (78,776)
                                  -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2006 ....     1,250,000   $       125   $    76,475   $   (84,628)   $    (8,028)
                                  -----------   -----------   -----------   -----------    -----------

Issuance of common stock for
      cash - June 14, 2006 ....        26,000             2         5,198          --            5,200

Issuance of common stock for
      cash - August 1, 2006 ...         7,500             1         1,499          --            1,500

Contributed services ..........          --            --          20,800          --           20,800

Net (loss) for the six months
      ended August 31, 2006 ...          --            --            --         (32,446)       (32,446)
                                  -----------   -----------   -----------   -----------    -----------

Balance, August 31, 2006 ......     1,283,500   $       128   $   103,972   $  (117,074)   $   (12,974)
                                  ===========   ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                         FROM
                                                                                     DECEMBER 10,
                                                                                         2003
                                                              FOR THE SIX MONTHS      (DATE OF
                                                                ENDED AUGUST 31,      INCEPTION)
                                                            ----------------------   TO AUGUST 31,
                                                               2006         2005         2006
                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) ........................................   $ (32,446)   $ (42,313)   $(117,074)
      Adjustments to reconcile net (loss) to net cash
        (used) by operating activities:
             Common stock issued for directors' fees ....        --           --          5,000
             Contributed services .......................      20,800       20,800       62,400
             Amortization expense .......................        --         10,083       20,000
             Changes in operating assets and liabilities:
                  Accrued expenses ......................      (1,740)       2,300        3,860
                  Accrued intrest .......................         323         --            363
                                                            ---------    ---------    ---------

        NET CASH (USED) BY OPERATING ACTIVITIES .........     (13,063)      (9,130)     (25,451)
                                                            ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loan payable - related party ........       6,500         --          9,000
      Proceeds from sale of common stock ................       6,700         --         16,700
                                                            ---------    ---------    ---------

        NET CASH PROVIDED BY FINANCING ACTIVITES ........      13,200         --         25,700
                                                            ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....   $     137    $  (9,130)   $     249

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF
      THE PERIOD ........................................         112        9,940         --
                                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ......   $     249    $     810    $     249
                                                            =========    =========    =========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                    FROM
                                                                                DECEMBER 10,
                                                                                    2003
                                                         FOR THE SIX MONTHS      (DATE OF
                                                           ENDED AUGUST 31,      INCEPTION)
                                                       ----------------------   TO AUGUST 31,
                                                          2006         2005         2006
                                                       ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION

      Interest paid ...............................    $    --      $    --      $    --
      Taxes paid ..................................    $     800    $    --      $   1,771

SCHEDULE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES:

      Issuance of 50,000 shares of common stock for
      directors' fees .............................    $    --      $    --      $   5,000

      Issuance of 190,000 shares of common stock
      for loan commitment .........................    $    --      $    --      $  19,000

      Issuance of 10,000 shares of common stock for
      screenplay options ..........................    $    --      $    --      $   1,000

         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1   BACKGROUND

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of August 31, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

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
                                                                 ======

NOTE 5   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2007. The outstanding balance was $9,000 as of August 31, 2006.

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

SELECT FINANCIAL INFORMATION

                                   For the Three Months     For the Six Months
                                     Ended August 31,        Ended August 31,
                                   --------------------    --------------------
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------

Statement of Operations Data

Total Revenue ..................   $   --      $   --      $   --      $   --
Operating Loss .................   $(12,825)   $(19,246)   $(32,446)   $(40,713)
Net loss after taxes ...........   $(12,825)   $(20,846)   $(32,446)   $(42,313)
Net loss per share .............   $  (0.01)   $  (0.02)   $  (0.03)   $  (0.03)

Balance Sheet Data

Total assets ...................   $    249    $  9,935    $    249    $  9,935
Total liabilities ..............   $ 13,223    $  2,300    $ 13,223    $  2,300
Stockholders' equity (deficit) .   $(12,974)   $  7,635    $(12,974)   $  7,635


THREE-MONTH PERIOD ENDED AUGUST 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2005

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

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended August 31, 2006, we incurred a total of $12,825 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young and $2,025 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2005, we incurred a total of $19,246 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $2,813 of professional fees incurred for our audited financial statements and related filings and $4,750 in amortization of our loan commitment.

SIX-MONTH PERIOD ENDED AUGUST 31, 2006 COMPARED TO SIX-MONTH PERIOD ENDED AUGUST 31, 2005

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the six month period ended August 31, 2006, we incurred a total of $32,446 general and administrative expenses. This consisted of $20,800 of contributed services by our CEO, Buddy Young and $10,265 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2005, we incurred a total of $40,713 general and administrative expenses. This consisted primarily of $20,800 of contributed services by our CEO, Buddy Young, $8,330 of professional fees incurred for our audited financial statements and related filings and $9,500 in amortization of our loan commitment.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.


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

         Concurrent with our efforts to raise funds as outlined above, our vice president of production Frank Capra Jr., and Mel Powel, our director of acquisitions, will work on further developing the two screenplays that were optioned by us during fiscal 2005. They will work with the screenwriters to mold the scripts from their present form into the form that best combines the artistic elements with the commercial viability of the resulting film. A careful analysis of the story told by the script will lead to changes such as strengthening certain aspects of the story by increasing the focus, Additionally, each scene must be analyzed to determine if its presentation is best suited to its purpose--will the scene, translate from page to film, make the point it is intended to make and move the audience in the way the audience should be moved. Overall, the script development process is designed to maximize the success of the film by tailoring the script to meet the overall needs of the story, the production, and the market. Should we need to hire additional screenwriting resources to help us complete this process, we estimate the cost to be approximately $10,000, and to take two to three months. Until funds are received as a result of this offering, we do not anticipate conducting any business activities other than as described above.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2007. As of August 31, 2006, the balance owing on this agreement was $9,000. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $249 on August 31, 2006. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2007, and the sale of equity.. As of August 31, 2006 the balance owing on this agreement is $9,000. Payment of principal and interest is due on this loan on June 30, 2007. During the quarter ended August 31, 2006 we sold 33,500 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $6,700.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2006, no matters were submitted to the Company's security holders.

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

                                        FUTURA PICTURES, INC.
                                        (Registrant)


Dated: October 11, 2006                 /S/ BUDDY YOUNG
                                        ------------------------------------
                                            Buddy Young, President and Chief
                                            Executive Officer