Form 10QSB
period 2006-11-30
FUTURA PICTURES, INC.
filed 2007-01-10
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2006


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

         As of November 30, 2006 the issuer had of 1,318,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one)

                            Yes [_]     No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets
             November 30, 2006 and February 28, 2006                          4
         Condensed Statements of Operations
             For the Three and Nine Month Periods
             Ended November 30, 2006 and 2005 and from
             December 10, 2003 (Date of Inception) to
             November 30, 2006                                                5
         Condensed Statements of Shareholders' Deficit
             From December 10, 2003 (Date of Inception)
             To November 30, 2006                                            6-7
         Condensed Statements of Cash Flows
             For the Nine Months Ended November 30, 2006 and 2005 and
             from December 10, 2003 (Date of Inception) to
             November 30, 2006                                              8-9
         Notes to Financial Statements                                    10-12

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                     13-17

Item 3.  Controls and Procedures                                             17


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 3.  Defaults upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

Signatures                                                                   20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                         NOVEMBER 30,   FEBRUARY 28,
                                                             2006           2006
                                                         -----------    -----------
                                                         (Unaudited)
                            ASSETS

ASSETS

   Cash ..............................................   $     5,561    $       112
                                                         ===========    ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

   Accrued expenses ..................................   $     3,864    $     5,600
   Accrued interest - related party ..................           593             40
   Loan payable - related party ......................        11,500          2,500
                                                         -----------    -----------

        TOTAL LIABILITIES ............................        15,957          8,140

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,318,750
        shares and 1,250,000 shares, respectively ....           132            125
   Additional paid-in capital ........................       121,418         76,475
   Deficit accumulated during the development stage ..      (131,946)       (84,628)
                                                         -----------    -----------

        TOTAL STOCKHOLDERS' DEFICIT ..................       (10,396)        (8,028)
                                                         -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..   $     5,561    $       112
                                                         ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           FROM
                                                                                                        DECEMBER 10,
                                           FOR THE THREE  FOR THE THREE  FOR THE NINE   FOR THE NINE    2003 (DATE OF
                                            MONTHS ENDED   MONTHS ENDED  MONTHS ENDED   MONTHS ENDED    INCEPTION) TO
                                            NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                               2006           2005           2006           2005           2006
                                            -----------    -----------    -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $    14,872    $    19,790    $    47,318         60,503    $   125,346
   Directors' fees, non-cash compensation          --             --             --             --            5,000
                                            -----------    -----------    -----------    -----------    -----------

       TOTAL DEVELOPMENT STAGE EXPENSES .   $    14,872    $    19,790    $    47,318         60,503    $   130,346
                                            -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ..............   $   (14,872)   $   (19,790)   $   (47,318)       (60,503)   $  (130,346)

   Income tax expense ...................          --             --             --            1,600          1,600

NET (LOSS) ..............................   $   (14,872)   $   (19,790)   $   (47,318)       (62,103)   $  (131,946)
                                            ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $     (0.01)   $     (0.02)   $     (0.04)   $     (0.05)   $     (0.11)
                                            ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................     1,295,951      1,250,000      1,273,398      1,250,000      1,239,340
                                            ===========    ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2006
                                   (UNAUDITED)

                                                                            DEFICIT
                                                                          ACCUMULATED
                                       COMMON STOCK          ADDITIONAL    DURING THE       TOTAL
                                -------------------------     PAID-IN     DEVELOPMENT   STOCKHOLDERS'
                                  SHARES        AMOUNT        CAPITAL        STAGE         DEFICIT
                                -----------   -----------   -----------   -----------    -----------
Issuance of common stock for
   cash - January 9, 2005 ...     1,000,000   $       100   $     9,900   $      --      $    10,000

Issuance of common stock for
   directors fees -
   January 9, 2005 ..........        50,000             5         4,995          --            5,000

Issuance of common stock for
   loan commitment related
   party - February 16, 2005        190,000            19        18,981          --           19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 ........        10,000             1           999          --            1,000

Net (loss) for the year ended
   February 28, 2005 ........          --            --            --          (5,852)        (5,852)
                                -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2005 ..     1,250,000   $       125   $    34,875   $    (5,852)   $    29,148
                                -----------   -----------   -----------   -----------    -----------

Contributed services ........          --            --          41,600          --           41,600

Net (loss) for the year ended
   February 28, 2006 ........          --            --            --         (78,776)       (78,776)
                                -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2006 ..     1,250,000   $       125   $    76,475   $   (84,628)   $    (8,028)
                                -----------   -----------   -----------   -----------    -----------

Issuance of common stock for
   cash - June 14, 2006 .....        26,000             2         5,198          --            5,200

Issuance of common stock for
   cash - August 1, 2006 ....         7,500             1         1,499          --            1,500

Issuance of common stock for
   cash -September 15, 2006 .         3,500          --             700          --              700

Issuance of common stock for
   cash - October 12, 2006 ..         8,000             1         1,599          --            1,600

Issuance of common stock for
   cash - November 2, 2006 ..        13,750             2         2,748          --            2,750

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2006
                                   (UNAUDITED)


                                                                            DEFICIT
                                                                          ACCUMULATED
                                       COMMON STOCK          ADDITIONAL    DURING THE       TOTAL
                                -------------------------     PAID-IN     DEVELOPMENT   STOCKHOLDERS'
                                  SHARES        AMOUNT        CAPITAL        STAGE         DEFICIT
                                -----------   -----------   -----------   -----------    -----------
Issuance of common stock for
   cash - November 21, 2006 .        10,000   $         1   $     1,999   $      --      $     2,000

Contributed services ........          --            --          31,200          --           31,200

Net (loss) for the nine months
   ended November 30, 2006 ..          --            --            --         (47,318)       (47,318)
                                -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2006 ..     1,318,750   $       132   $   121,418   $  (131,946)   $   (10,396)
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FROM
                                                                                    DECEMBER 10,
                                                      FOR THE NINE MONTHS ENDED    2003 (DATE OF
                                                      --------------------------   INCEPTION) TO
                                                      NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                          2006           2005           2006
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .....................................   $   (47,318)   $   (62,103)   $  (131,946)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Common stock issued for directors' fees ....          --             --            5,000
       Contributed services .......................        31,200         31,200         72,800
       Amortization expense .......................          --           15,083         20,000
       Changes in operating assets and liabilities:
         Accrued expenses .........................        (1,736)         6,690          3,864
         Accrued interest .........................           553           --              593
                                                      -----------    -----------    -----------

     NET CASH (USED) BY OPERATING ACTIVITIES ......       (17,301)        (9,130)       (29,689)
                                                      -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .....         9,000           --           11,500
   Proceeds from sale of common stock .............        13,750           --           23,750
                                                      -----------    -----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITES .....        22,750           --           35,250
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...........................   $     5,449    $    (9,130)         5,561

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF THE PERIOD .................           112          9,940           --
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
   AT THE END OF THE PERIOD .......................   $     5,561    $       810          5,561
                                                      ===========    ===========    ===========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                        FROM
                                                                                    DECEMBER 10,
                                                      FOR THE NINE MONTHS ENDED    2003 (DATE OF
                                                      --------------------------   INCEPTION) TO
                                                      NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                          2006           2005           2006
                                                      -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid ..................................   $      --      $      --      $      --
   Taxes paid .....................................   $       800    $      --      $     1,771

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees ................................   $      --      $      --      $     5,000

   Issuance of 190,000 shares of common stock
   for loan commitment ............................   $      --      $      --      $    19,000

   Issuance of 10,000 shares of common stock for
   screenplay options .............................   $      --      $      --      $     1,000


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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments(consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of November 30, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   COMMON STOCK

         During the quarter ended November 30, 2006, one matter was submitted to the Company's security holders. On August 31, 2006 one hundred percent of the shareholders voted unanimously to adopt an amendment to the Company's Articles of Incorporation increasing the number of authorized common stock from 25,000,000 to 100,000,000 shares. The Certificate of Amendment to the Articles of Incorporation was filed with the Delaware Secretary of State on October 23, 2006.

NOTE 5   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2007. The outstanding balance was $11,500 as of November 30, 2006.

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

SELECT FINANCIAL INFORMATION

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                    ENDED NOVEMBER 30,      ENDED NOVEMBER 30,
                                   --------------------    --------------------
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------

Statement of Operations Data

Total Revenue ..................   $   --      $   --      $   --      $   --
Operating Loss .................   $(14,872)   $(19,790)   $(47,318)   $(62,103)
Net loss after taxes ...........   $(14,872)   $(19,790)   $(47,318)   $(62,103)
Net loss per share .............   $  (0.01)   $  (0.02)   $  (0.04)   $  (0.05)

Balance Sheet Data

Total assets ...................   $  5,561    $  4,935    $  5,561    $  4,935
Total liabilities ..............   $ 15,957    $  6,690    $ 15,957    $  6,690
Stockholders' equity (deficit) .   $(10,396)   $ (1,755)   $(10,396)   $ (1,755)

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2005

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

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended November 30, 2006, we incurred a total of $14,872 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young and $3,539 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2005, we incurred a total of $19,790 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $4,290 of professional fees incurred for our audited financial statements and related filings and $4,750 in amortization of our loan commitment.

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED NOVEMBER 30 , 2005

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the nine month period ended November 30, 2006, we incurred a total of $47,318 general and administrative expenses. This consisted of $31,200 of contributed services by our CEO, Buddy Young and $13,804 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2005, we incurred a total of $60,503 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, $12,620 of professional fees incurred for our audited financial statements and related filings and $14,250 in amortization of our loan commitment.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         Our main focus during the next 12 month period will be to focus our activities on raising the capital necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

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

         Concurrent with our efforts to raise funds as outlined above, our vice president of production Frank Capra Jr., and Mel Powel, our director of acquisitions, will work on further developing the two screenplays that were optioned by us during fiscal 2005. They will work with the screenwriters to mold the scripts from their present form into the form that best combines the artistic elements with the commercial viability of the resulting film. A careful analysis of the story told by the script will lead to changes such as strengthening certain aspects of the story by increasing the focus. Additionally, each scene must be analyzed to determine if its presentation is best suited to its purpose--will the scene, translate from page to film, make the point it is intended to make and move the audience in the way the audience should be moved. Overall, the script development process is designed to maximize the success of the film by tailoring the script to meet the overall needs of the story, the production, and the market. Should we need to hire additional screenwriting resources to help us complete this process, we estimate the cost to be approximately $10,000, and to take two to three months. Until funds are received as a result of this offering, we do not anticipate conducting any business activities other than as described above.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2007. As of November 30, 2006, the balance owing on this agreement was $11,500. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $5,561 on November 30, 2006. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2007, and the sale of equity. As of November 30, 2006 the balance owing on this agreement is $11,500. Payment of principal and interest is due on this loan on June 30, 2007. During the nine months ended November 30, 2006 we sold 68,750 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $13,750.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through June 30, 2007. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2006, one matter was submitted to the Company's security holders. On August 31, 2006 one hundred percent of the shareholders voted unanimously to adopt an amendment to the Company's Articles of Incorporation increasing the number of authorized common stock from 25,000,000 to 100,000,000 shares. The Certificate of Amendment to the Articles of Incorporation was filed with the Delaware Secretary of State on October 23, 2006.

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

                                        FUTURA PICTURES, INC.
                                        (Registrant)


Dated: January 10, 2007                 /S/ BUDDY YOUNG
                                        -----------------------------------
                                            Buddy Young, President and Chief
                                            Executive Officer