Form 10KSB
period 2007-02-28
FUTURA PICTURES, INC.
filed 2007-05-29
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended February 28, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                       Commission file number: 333-123611

                              FUTURA PICTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            56-2495218
----------------------------                         ---------------------------
(State or other jurisdiction                         (IRS Employer incorporation
      of organization)                                  or Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California         91316
------------------------------------------------------       ----------
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

     The issuer had no revenues from operations during the fiscal year ended February 28, 2007.

     As of February 28, 2007 the issuer had 1,352,750 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    CONTENTS
                                                                            PAGE
PART I

   Item 1.    Description of Business..........................................3
   Item 2.    Description of Property..........................................8
   Item 3.    Legal Proceedings................................................9
   Item 4.    Submission of Matters to a Vote of Security Holders..............9

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters.........9
   Item 6.    Management's Discussion and Analysis or Plan of Operation.......10
   Item 7.    Financial Statements............................................15
   Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................29
   Item 8A.   Controls and Procedure..........................................29

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.................................................29
   Item 10.   Executive Compensation..........................................33
   Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management...................................................34
   Item 12.   Certain Relationships and Related Transactions..................35
   Item 13.   Exhibits........................................................36
   Item 14.   Principal Accountant Fees and Services..........................36

SIGNATURES ...................................................................37


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

         The principal terms of both option agreements referenced above are: (a) the option expires in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. In December 2005, we exercised our right to extend the options on both scripts through January 2007, and in December 2006, we further extended the options on both scripts through January 2008.

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

         The principal terms of both option agreements referenced above are: (a) the option expired in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. In December 2005, we exercised our right to extend the options on both scripts through January 2007 and in December 2006, we further extended the options on both scripts through January 2008.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 2007.


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

HOLDERS

         As of February 28, 2007, we have 1,352,750 shares of common stock issued and outstanding held by 8 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

         The Company's certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value. As of February 28, 2007, 1,352,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

                                                                        From
                                                                    December 10,
                                          For the Year Ended       2003 (Date of
                                              February 28,         Inception) to
                                      --------------------------    February 28,
                                          2007           2006           2007
                                      -----------    -----------    -----------

INCOME STATEMENT DATA

Net Revenue .......................   $      --      $      --      $      --
Net Loss ..........................   $   (65,231)   $   (78,776)   $  (149,859)
Net Loss per Share ................   $     (0.05)   $     (0.06)   $     (0.12)

BALANCE SHEET DATA

Cash ..............................   $     5,151
Total Assets ......................   $     5,151
Stockholders' Deficit .............   $   (11,109)

GENERAL

         The Company was incorporated on December 10, 2003. We had no operations until fiscal 2005. On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

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

REVENUES

         Since our inception in 2003, we have had no revenues from operations, and do not anticipate having any revenues from operations during fiscal 2008.

EXPENSES

         To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being non-cash compensation (representing the estimated value of services contributed to the Company by its President, Buddy Young-$41,600), professional services and the amortization of our loan commitment fee. During the year ended February 28, 2007, we incurred a total of $64,431 selling, general and administrative expenses, compared to a total of $77,176 during the year ended February 28, 2006. This represents a decrease of $14,017. The main reason for the decrease was the professional fees incurred during fiscal 2006, for the filing of a Form SB-2 Registration Statement during that period. Total selling, general and administrative expenses since inception amounted to $147,459.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain approximately the same until such time that production of the screenplays begins and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         As during the past twelve months, our main activities are focused on raising the minimum funds necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

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

         We anticipate that the cash raised as a result of the sale of equity, and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, will be sufficient to fund our cash requirements to continue our efforts to raise funds through the sale of equity, and to further the development of the screenplays as outlined above. As we cannot predict whether we will be successful in raising the minimum $300,000, we cannot predict whether we will ever be able to implement our plan of producing or co-financing motion pictures. Prior to the Company earning any revenue from operations, we would need to achieve the following milestones: (a) raise at least $300,000 as outlined above, (b) sufficiently develop and prepare a production budget for either one or both of the screenplays that we have optioned so that they are ready for filming, (c) complete the filming and post production of the motion picture, and (d) arrange for the distribution of the motion picture into the marketplace. We do not anticipate starting production on a motion picture, or arranging for its distribution until late fiscal 2008.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2008. As of February 28, 2007, the balance owing on this agreement was $11,500. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $5,151 on February 28, 2007. At this time, our only known cash resource comes from the sale of equity, and an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2008. As of February 28, 2007 the balance owing on this agreement is $11,500. Payment of principal and interest is due on this loan on June 30, 2008.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 2008. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

ITEM 7. FINANCIAL STATEMENTS.

                              FUTURA PICTURES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm...................    16

Balance Sheet as of February 28, 2007.....................................    17

Statements of Operations..................................................    18
     Years Ended February 28, 2007 and 2006
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2007

Statements of Stockholders' Deficit.......................................    19
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2007

Statements of Cash Flows..................................................    21
     Years Ended February 28, 2007 and 2006
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2007

Notes to Financial Statements - February 28, 2007.........................    23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. (a development stage company; the "Company") as of February 28, 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2007 and 2006 and from inception (December 10, 2003)to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2007 and the results of its operations and its cash flows for the years ended February 28, 2007 and 2006 and from inception to February 28, 2006, in conformity with accounting principles generally accepted in the United States.

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

/s/ Farber Hass Hurley & McEwen LLP
April 24, 2007
Camarillo, California

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               FEBRUARY 28, 2007


                           ASSETS

ASSETS

   Cash ..............................................                $   5,151
                                                                      ---------

        TOTAL ASSETS .................................                $   5,151
                                                                      =========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

   Accrued expenses ..................................   $   3,937
   Accrued interest - related party ..................         823
   Loan payable - related party ......................      11,500
                                                         ---------

        TOTAL LIABILITIES ............................                $  16,260

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,352,750 shares ....   $     135
   Additional paid-in capital ........................     138,615
   Deficit accumulated during the development stage ..    (149,859)
                                                         ---------

        TOTAL STOCKHOLDERS' DEFICIT ..................                  (11,109)
                                                                      ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..                $   5,151
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                              FROM
                                                                          DECEMBER 10,
                                                   FOR THE YEAR          2003 (DATE OF
                                                 ENDED FEBRUARY 28,      INCEPTION) TO
                                            --------------------------    FEBRUARY 28,
                                                2007           2006           2007
                                            -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $    64,431    $    77,176    $   142,459
   Directors' fees, non-cash compensation          --             --            5,000
                                            -----------    -----------    -----------

       TOTAL DEVELOPMENT STAGE EXPENSES .   $    64,431    $    77,176    $   147,459
                                            -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ..............   $   (64,431)   $   (77,176)   $  (147,459)

   Income tax expense ...................           800          1,600          2,400
                                            -----------    -----------    -----------

NET (LOSS) ..............................   $   (65,231)   $   (78,776)   $  (149,859)
                                            ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $     (0.05)   $     (0.06)   $     (0.12)
                                            ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................     1,288,923      1,250,000      1,251,897
                                            ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2007

                                                                                DEFICIT
                                                                              ACCUMULATED
                                           COMMON STOCK          ADDITIONAL   DURING THE        TOTAL
                                    -------------------------     PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                       SHARES        AMOUNT       CAPITAL        STAGE         DEFICIT
                                    -----------   -----------   -----------   -----------    -----------
Issuance of common stock for
        cash - January 9, 2005 ..     1,000,000   $       100   $     9,900   $      --      $    10,000

Issuance of common stock for
        directors' fees -
        January 9, 2005 .........        50,000             5         4,995          --            5,000

Issuance of common stock for
        loan commitment -
        related party -
        February 16, 2005 .......       190,000            19        18,981          --           19,000

Issuance of common stock for
        screenplay options -
        February 28, 2005 .......        10,000             1           999          --            1,000

Net (loss) for the year ended
        February 28, 2005 .......          --            --            --          (5,852)        (5,852)
                                    -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2005 ......     1,250,000   $       125   $    34,875   $    (5,852)   $    29,148
                                    -----------   -----------   -----------   -----------    -----------

Contributed services ............        41,600          --          41,600

Net (loss) for the year ended
        February 28, 2006 .......          --            --            --         (78,776)       (78,776)
                                    -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2006 ......     1,250,000   $       125   $    76,475   $   (84,628)   $    (8,028)
                                    -----------   -----------   -----------   -----------    -----------

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
              (DATE OF INCEPTION) TO FEBRUARY 28, 2007 (CONTINUED)

                                                                                DEFICIT
                                                                              ACCUMULATED
                                           COMMON STOCK          ADDITIONAL   DURING THE        TOTAL
                                    -------------------------     PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                       SHARES        AMOUNT       CAPITAL        STAGE         DEFICIT
                                    -----------   -----------   -----------   -----------    -----------
Issuance of common stock for
        cash - June 14, 2006 ....        26,000             2         5,198          --            5,200

Issuance of common stock for
        cash - August 1, 2006 ...         7,500             1         1,499          --            1,500

Issuance of common stock for
        cash - September 15, 2006         3,500          --             700          --              700

Issuance of common stock for
        cash - October 12, 2006 .         8,000             1         1,599          --            1,600

Issuance of common stock for
        cash - November 2, 2006 .        13,750             2         2,748          --            2,750

Issuance of common stock for
        cash - November 21, 2006         10,000             1         1,999          --            2,000

Issuance of common stock for
        cash - January 11, 2007 .        33,000             3         6,597          --            6,600

Issuance of common stock for
        cash - February 27, 2007          1,000          --             200          --              200

Contributed services ............        41,600          --          41,600

Net (loss) for the year ended
        February 28, 2007 .......          --            --            --         (65,231)       (65,231)
                                    -----------   -----------   -----------   -----------    -----------

Balance, February 28, 2007 ......     1,352,750   $       135   $   138,615   $  (149,859)   $   (11,109)
                                    ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              FROM
                                                                                           DECEMBER 10,
                                                              FOR THE YEAR ENDED          2003 (DATE OF
                                                                  FEBRUARY 28,            INCEPTION) TO
                                                        ------------------------------    FEBRUARY 28,
                                                             2007             2006             2007
                                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................   $     (65,231)   $     (78,776)   $    (149,859)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees ....            --               --              5,000
         Contributed services .......................          41,600           41,600           83,200
         Amortization expense .......................            --             19,208           20,000
         Changes in operating assets and liabilities:
              Accrued expenses ......................            (880)           5,640            4,760
                                                        -------------    -------------    -------------

     NET CASH (USED) BY OPERATING ACTIVITIES ........         (24,511)         (12,328)         (36,899)
                                                        -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .......           9,000            2,500           11,500
   Proceeds from sale of common stock ...............          20,550             --             30,550
                                                        -------------    -------------    -------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES ......          29,550            2,500           42,050
                                                        -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH  AND CASH
   EQUIVALENTS ......................................   $       5,039    $      (9,828)   $       5,151

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF
   THE PERIOD .......................................             112            9,940             --
                                                        -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..   $       5,151    $         112    $       5,151
                                                        =============    =============    =============

                                            FUTURA PICTURES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                              FROM
                                                                                           DECEMBER 10,
                                                              FOR THE YEAR ENDED          2003 (DATE OF
                                                                  FEBRUARY 28,            INCEPTION) TO
                                                        ------------------------------    FEBRUARY 28,
                                                             2007             2006             2007
                                                        -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid ....................................   $        --      $        --      $        --
   Taxes paid .......................................   $         800    $         971    $       1,771

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees ..................................   $        --      $        --      $       5,000

   Issuance of 190,000 shares of common stock
   for loan commitment ..............................   $        --      $        --      $      19,000

   Issuance of 10,000 shares of common stock for
   screenplay options ...............................   $        --      $        --      $       1,000

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

         RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued the following statements:

         In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company's results of operations or financial position.

         In  September   2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
         Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements. material impact on its financial position or results of operations.

         NET INCOME (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at February 28, 2007.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at February 28, 2007 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of February 28, 2007, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   INVESTMENT IN SCREENPLAYS

         During January 2005, the Company acquired an option to purchase a screenplay entitled "Cass & Karri", written by Don Tsuchiyama, the "Writer", in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the Writer to grant the Company an exclusive and irrevocable option to purchase all

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

         motion picture, television, and allied rights in "Cass & Karri" for the term of one year. In December 2006, the Company and the Writer agreed to extend the agreement until January 2008. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

         Also during January 2005, the Company acquired an option to purchase a screenplay entitled "Life.dot.com", written by Frank Gillman in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the Writer to grant the Company an exclusive and irrevocable option to purchase all motion picture, television, and allied rights in "Life.dot.com" for the term of one year. In December 2006, the Company and the Writer agreed to extend the agreement until January 2008. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

         A summary of the Company's investment in screenplays is as follows:

         "Cass & Karri", by Don Tsuchiyama ................      $  500
         "Life.dot.com", by Frank Gillman .................         500
                                                                 ------
                                                                  1,000
                  Less accumulated amortization ...........       1,000
                                                                 ------
         Total investment in screenplays ..................      $    0
                                                                 ======

NOTE 5   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2008. The outstanding balance was $11,500 as of February 28, 2007.

         The Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment. Accumulated amortization of the loan commitment at February 28, 2007 is $19,000.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

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

         During the year ended February 28, 2007 the Company issued the following shares of stock:

         June 14, 2006 - 26,000 shares of common stock to an unrelated party, in exchange for $5,200 cash.

         August 1, 2006 - 7,500 shares of common stock to an unrelated party, in exchange for $1,500 cash.

         September 15, 2006 - 3,500 shares of common stock to an unrelated party, in exchange for $700 cash.

         October 12, 2006 - 8,000 shares of common stock to an unrelated party, in exchange for $1,600 cash.

         November 2, 2006 - 13,750 shares of common stock to an unrelated party, in exchange for $2,750 cash.

         November 21, 2006 - 10,000 shares of common stock to an unrelated party, in exchange for $2,000 cash.

         January 11, 2007 - 33,000 shares of common stock to an unrelated party, in exchange for $6,600 cash.

         February 27, 2007 - 1,000 shares of common stock to an unrelated party, in exchange for $200 cash.

         For the year ended February 28, 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded for the year ended February 28, 2007.

         During the year ended February 28, 2007, one matter was submitted to the Company's security holders. On August 31, 2006 one hundred percent of the shareholders voted unanimously to adopt an amendment to the Company's Articles of Incorporation increasing the number of authorized common stock from 25,000,000 to 100,000,000 shares. The Certificate of Amendment to the Articles of Incorporation was filed with the Delaware Secretary of State on October 23, 2006.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

NOTE 7   INCOME TAXES

         DEFERRED TAX COMPONENTS

         Significant components of the Company's deferred tax assets are as follows at February 28, 2007:

         Net operating loss carry-forward .....................   $ 13,000
                  Less valuation allowance ....................    (13,000)
                                                                  --------
                  Net deferred tax assets .....................   $      0
                                                                  ========

         Summary of valuation allowance:

                  Balance, March 1, 2005 ......................   $  8,600
                  Addition for the year ended February 28, 2007      4,400
                                                                  --------
                  Balance, February 28, 2007 ..................   $ 13,000
                                                                  ========

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

         NET OPERATING LOSS

         The Company has the following net operating loss carry-forwards:

                YEAR OF LOSS        EXPIRATION DATE       AMOUNT
             -----------------     -----------------     --------
             February 28, 2005     February 28, 2025     $  5,852
             February 28, 2006     February 28, 2026       37,136
             February 28, 2007     February 28, 2027       22,047
                                                         --------

             Total net operating loss carry-forwards     $ 65,035
                                                         ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                            AGE                  POSITION
----                            ---                  --------

Buddy Young                     72                   President, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer and Chairman

Joseph Adelman                  73                   Vice President and Director

L. Stephen Albright             55                   Secretary and Director

Frank Capra Jr.                 73                   Vice President

Mel Powell                      40                   Director

Dennis Spiegelman               59                   Director


         BUDDY YOUNG has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Futura Pictures, Inc. since its inception in December 2003. From June 2000, until December 2006, he has served as an officer and director of Advanced Media Training, a company that produced and distributed management and general workforce training products. From 1999 through April 29, 2003, Mr. Young served as the chief executive officer and a director of Enhance Biotech, Inc. (f.k.a. Becor Communications, Inc.), a company involved in the development of therapeutic pharmaceuticals. From August 1998 until he resigned from those positions on February 1, 2002, Mr. Young was an officer and director of Sporting Magic, Inc., now known as Next, Inc, a company in the business of marketing, and distributing licensed and branded promotional products and imprinted sportswear. From March 1998 until July 1999, Mr. Young also served as president, chief executive officer and a director of MGPX Ventures, Inc., now known as Contango Oil & Gas, Mr. Young assisted MGPX Ventures in adopting a new business plan and recruiting new management to implement its operations in the oil and gas exploration industry. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc., a publicly held company, now known as Cheniere Energy, a natural gas and oil company. For varying periods of time following his tenure as an officer and director at Enhance Biotech, Cheniere Energy, and Next, Inc. Mr. Young served as a consultant to these companies. He no longer serves as a consultant, nor has any other affiliation with any of these companies. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For over thirty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

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

         L. STEPHEN ALBRIGHT has served as a director and as secretary of Futura Pictures since its inception in December 2003. Additionally, from June 2000, until December 2006, he has served as an officer and director of Advanced Media Training. He served in the same positions with Sporting Magic Inc., now known as Next, Inc. from September 1998 until January 2000. Since July 2000, Prior to July 2000, Mr. Albright was employed as an associate attorney with Wasserman, Comden & Casselman, L.L.P. a law firm located in Tarzana (Los Angeles) California from June, 1994 through June, 2000. Mr. Albright started his own law practice in June, 2000. Mr. Albright received his undergraduate degree in business administration and marketing from West Virginia University in 1975. Following careers in industrial sales and new home construction, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright spent approximately half of his legal career in private practice, where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, vice president, general counsel and secretary to Color Systems Technology, Inc., a publicly-held company whose stock traded on the American Stock Exchange. While with Color Systems, Mr. Albright was responsible for all aspects of the company's business, including annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements.

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

         DENNIS SPIEGELMAN has served as a director of Futura Pictures since December 2004. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. From June 2000, until December 2006, he served as an officer and director of Advanced Media Training. He is currently senior vice president of worldwide sales for Axium Entertainment, a privately held technology and financial services provider to the entertainment industry. Prior to rejoining Axium in 2004 he served as vice president of sales and marketing at Cast & Crew Entertainment Services, Inc., a position he accepted in April 1998. From 1995 to April 1998, Mr. Spiegelman was the vice president of sales and marketing for Axium Entertainment, Inc. Both Cast & Crew and Axium specialize in providing payroll and payroll related services to the motion picture and television entertainment industries. Before joining Axium, he held similar positions with AP Services, Inc. and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including director of operations at Heritage Entertainment, and president and director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as executive producer of the theatrical motion picture entitled NOBODY'S PERFECT and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

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

ITEM 10. EXECUTIVE COMPENSATION

----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------
                                                                                    Securities
                                                    Other Annual     Restricted     Underlying       LTIP         All Other
      Name         Year       Salary      Bonus     Compensation    Stock Awards   Options/ SARS    Payouts     Compensation
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------
Buddy Young       2004
                  2005          -0-        -0-           -0-             -0-             -0-          -0-        (1) (3)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

L. Stephen        2004
Albright          2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

Joseph Adelman    2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

Dennis            2004
Spiegelman        2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

Frank Capra, Jr.  2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

Mel Powell        2004
                  2005          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                    &
                  2007
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- ----------------

(1)      All officers and directors assumed their positions in January 2004.

(2) Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3) During the years ended February 28, 2007, 2006 and 2005, Mr. Young devoted time to the development process of our Company. Compensation expense totaling $41,600 and $0 has been recorded for the years ended February 28, 2007, 2006, and 2005, respectively. For the years ended February 28, 2007 2006, and 2005, Mr. Young has waived reimbursement and has considered the total expense as additional paid-in capital.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of February 28, 2007. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                   Number of       Percentage of
NAME AND ADDRESS                                  Shares Owned      Class Owned
----------------                                  -------------    -------------

Young Family Trust .........................       1,190,000(1)           95.20%

Buddy Young and Rebecca Young ..............       1,190,000(1)           95.20%

Joseph Adelman .............................          10,000               0.80%

Stephen Albright ...........................          10,000               0.80%

Frank Capra Jr .............................          10,000               0.80%

Mel Powell .................................          10,000               0.80%

Dennis Spiegelman ..........................          10,000               0.80%

All officers and directors as a
   group (6 persons) .......................       1,240,000              99.20%
---------------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Futura Pictures

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through June 30, 2008. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2008. Through February 28, 2007, the Company has borrowed a total of $11,500 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment.

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $13,325 and $9,192, respectively, in the years ended February 28, 2007 and February 28, 2006.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were $795 and $1,190 in the fiscal years ended February 28, 2007 and February 28, 2006.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2007 and February 28, 2006.

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

NAME                            TITLE                               DATE
----                            -----                               ----

 /S/ BUDDY YOUNG                President, Chief Executive          May 29, 2007
--------------------------      Officer, Chief Financial
Buddy Young                     Officer and Director (Principal
                                Executive, Financial and
                                Accounting Officer)

 /S/ JOSEPH ADELMAN             Director                            May 29, 2007
--------------------------
Joseph Adelman


 /S/ L. STEPHEN ALBRIGHT        Director                            May 29, 2007
--------------------------
L. Stephen Albright


 /S MEL POWELL                  Director                            May 29, 2007
--------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN          Director                            May 29, 2007
--------------------------
Dennis Spiegelman