Form 10QSB
period 2007-05-31
FUTURA PICTURES, INC.
filed 2007-07-11
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2007


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

         As of May 31, 2007 the issuer had 1,362,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.     Financial Statements (Unaudited)                                  3
            Condensed Balance Sheets
                May 31, 2007 and February 28, 2007                            4
            Condensed Statements of Operations
                For the Three Months Ended May 31, 2007
                and 2006 and from December 10, 2003 (Date
                of Inception) to May 31, 2007                                 5
            Condensed Statements of Shareholders' Deficit
                From December 10, 2003 (Date of Inception)
                to the May 31, 2007                                           6
            Condensed Statements of Cash Flows
                For the Three Months Ended May 31, 2007
                and 2006 and from December 10, 2003 (Date
                of Inception) to May 31, 2007                                 9
            Notes to Financial Statements                                    11

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                     13


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                17

Item 2.     Changes in Securities and Use of Proceeds                        17

Item 3.     Defaults upon Senior Securities                                  17

Item 4.     Submission of Matters to a Vote of Security Holders              17

Item 5.     Other Information                                                17

Item 6.     Exhibits                                                         17

Signatures                                                                   18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                                FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                           FEBRUARY 28,
                                                           MAY 31, 2007        2007
                                                           ------------    ------------
                                                            (Unaudited)
ASSETS

        Cash ...........................................   $      4,269    $      5,151
                                                           ------------    ------------

             TOTAL ASSETS ..............................   $      4,269    $      5,151
                                                           ============    ============




LIABILITIES

        Accrued expenses ...............................   $     11,117    $      3,937
        Accrued interest - related party ...............          1,053             823
        Loan payable - related party ...................         11,500          11,500
                                                           ------------    ------------

             TOTAL LIABILITIES .........................   $     23,670    $     16,260

STOCKHOLDERS' DEFICIT

        Common stock, par value $0.0001 per share
             Authorized - 100,000,000 shares
             Issued and outstanding - 1,362,750 shares
             and 1,352,750 shares, respectively ........   $        136    $        135
        Additional paid-in capital .....................        151,014         138,615
        Deficit accumulated during the development stage       (170,551)       (149,859)
                                                           ------------    ------------

             TOTAL STOCKHOLDERS' DEFICIT ...............        (19,401)        (11,109)
                                                           ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $      4,269    $      5,151
                                                           ============    ============


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE         FOR THE      FROM DEC. 10,
                                                    THREE           THREE       2003 (DATE OF
                                                 MONTHS ENDED    MONTHS ENDED   INCEPTION) TO
                                                 MAY 31, 2007    MAY 31, 2006    MAY 31, 2007
                                                 ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

        Selling, general and administrative ..   $     19,892    $     19,621    $    162,351
        Directors' fees, non-cash compensation           --              --             5,000
                                                 ------------    ------------    ------------

            TOTAL DEVELOPMENT STAGE EXPENSES .   $     19,892    $     19,621    $    167,351
                                                 ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ...................   $    (19,892)   $    (19,621)   $   (167,351)

        Income tax expense ...................            800            --             3,200

NET (LOSS) ...................................   $    (20,692)   $    (19,621)   $   (170,551)
                                                 ============    ============    ============

NET (LOSS) PER COMMON SHARE

        Basic and diluted ....................   $      (0.02)   $      (0.02)   $      (0.14)
                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING

        Basic and diluted ....................      1,359,897       1,250,000       1,263,239
                                                 ============    ============    ============


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2007
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                              ACCUMULATED
                                        COMMON STOCK           ADDITIONAL       DURING           TOTAL
                                ---------------------------     PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - January 9, 2005 ...      1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005 ..........         50,000              5          4,995           --             5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005 ........        190,000             19         18,981           --            19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 ........         10,000              1            999           --             1,000

Net (loss) for the year ended
   February 28, 2005 ........           --             --             --           (5,852)         (5,852)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005 ..      1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                ============   ============   ============   ============    ============

Contributed services ........         41,600           --           41,600

Net (loss) for the year ended
   February 28, 2006 ........           --             --             --          (78,776)        (78,776)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006 ..      1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                ============   ============   ============   ============    ============

Issuance of common stock for
   cash - June 14, 2006 .....         26,000              2          5,198           --             5,200

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2007
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                              ACCUMULATED
                                        COMMON STOCK           ADDITIONAL       DURING           TOTAL
                                ---------------------------     PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - August 1, 2006 ....          7,500              1          1,499           --             1,500

Issuance of common stock for
   cash - September 15, 2006           3,500           --              700           --               700

Issuance of common stock for
   cash - October 12, 2006 ..          8,000              1          1,599           --             1,600

Issuance of common stock for
   cash - November 2, 2006 ..         13,750              2          2,748           --             2,750

Issuance of common stock for
   cash - November 21, 2006 .         10,000              1          1,999           --             2,000

Issuance of common stock for
   cash - January 11, 2007 ..         33,000              3          6,597           --             6,600

Issuance of common stock for
   cash - February 27, 2007 .          1,000           --              200           --               200

Contributed services ........         41,600           --           41,600

Net (loss) for the year ended
   February 28, 2007 ........           --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ..      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ============   ============   ============   ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2007
                                   (UNAUDITED)

                                                                                 DEFICIT
                                                                                ACCUMULATED
                                          COMMON STOCK           ADDITIONAL       DURING           TOTAL
                                  ---------------------------     PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                     SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                  ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - March 2, 2007 .......          5,000              1            999           --             1,000

Issuance of common stock for
   cash - April 13, 2007 ......          2,500           --              500           --               500

Issuance of common stock for
   cash - April 26, 2007 ......          2,500           --              500           --               500

Contributed services ..........           --             --           10,400           --            10,400

Net (loss) for the three months
   ended May 31, 2007 .........           --             --             --          (20,692)        (20,692)
                                  ------------   ------------   ------------   ------------    ------------

Balance, May 31, 2007 .........      1,362,750   $        136   $    151,014   $   (170,551)   $    (19,401)
                                  ============   ============   ============   ============    ============


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE         FOR THE      FROM DEC. 10,
                                                                  THREE           THREE       2003 (DATE OF
                                                               MONTHS ENDED    MONTHS ENDED   INCEPTION) TO
                                                               MAY 31, 2007    MAY 31, 2006    MAY 31, 2007
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) .......................................   $    (20,692)   $    (19,621)   $   (170,551)
          Adjustments to reconcile net (loss) to net cash
            (used) by operating activities:
                Common stock issued for directors' fees ....           --              --             5,000
                Contributed services .......................         10,400          10,400          93,600
                Amortization expense .......................           --              --            20,000
                Changes in operating assets and liabilities:
                     Accrued expenses ......................          7,410           3,523          12,170
                                                               ------------    ------------    ------------

            NET CASH (USED) BY OPERATING ACTIVITIES ........         (2,882)         (5,698)        (39,781)
                                                               ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loan payable - related party .......           --             6,500          11,500
          Proceeds from sale of common stock ...............          2,000            --            32,550
                                                               ------------    ------------    ------------

            NET CASH PROVIDED BY FINANCING ACTIVITES .......          2,000           6,500          44,050
                                                               ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS .............................   $       (882)   $        802    $      4,269

CASH AND CASH EQUIVALENTS
          AT THE BEGINNING OF THE PERIOD ...................          5,151             112            --
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
          AT THE END OF THE PERIOD .........................   $      4,269    $        914    $      4,269
                                                               ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                 FOR THE         FOR THE      FROM DEC. 10,
                                                                  THREE           THREE       2003 (DATE OF
                                                               MONTHS ENDED    MONTHS ENDED   INCEPTION) TO
                                                               MAY 31, 2007    MAY 31, 2006    MAY 31, 2007
                                                               ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION

           Interest paid ...................................   $       --      $       --      $       --
           Taxes paid ......................................   $        800    $       --      $      2,571

SCHEDULE OF NON-CASH INVESTING AND
           FINANCING ACTIVITIES:

           Issuance of 50,000 shares of common stock for
           directors' fees .................................   $       --      $       --      $      5,000

           Issuance of 190,000 shares of common stock
           for loan commitment .............................   $       --      $       --      $     19,000

           Issuance of 10,000 shares of common stock for
           screenplay options ..............................   $       --      $       --      $      1,000


         The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2007

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended February 28, 2008. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of May 31, 2007, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2008. The outstanding balance was $11,500 as of May 31, 2007.

NOTE 5   STOCKHOLDERS' DEFICIT

         During the three months ended May 31, 2007 the Company issued the following shares of stock:

         March 2, 2007 - 5,000 shares of common stock to an unrelated party, in exchange for $1,000 cash.

         April 13, 2007 - 2,500 shares of common stock to an unrelated party, in exchange for $500 cash.

         April 26, 2007 - 2,500 shares of common stock to an unrelated party, in exchange for $500 cash.

         For the three months ended May 31, 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $10,400 has been recorded for the three months ended May 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                       5/31/07        5/31/06
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Statement of Operations Data
Total revenue ....................................   $         0    $         0
Operating loss ...................................   $   (19,892)   $   (19,621)
Net loss after taxes .............................   $   (20,692)   $   (19,621)
Net loss per share ...............................   $     (0.02)   $     (0.02)

Balance Sheet Data
Total assets .....................................   $     4,269    $       914
Total liabilities ................................   $    23,670    $    18,163
Stockholder's equity (deficit) ...................   $   (19,401)   $   (17,249)

THREE-MONTH PERIOD ENDED MAY 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED MAY 31, 2006

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

REVENUES

         Since our inception in 2003, we have had no revenues from operations, and do not anticipate having any revenues from operations during the first six months of fiscal 2008.

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended May 31, 2007, we incurred a total of $19,892 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young and $8,154 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2006, we incurred a total of $19,621 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $8,240 of professional fees incurred for our audited financial statements and related filings.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.


PLAN OF OPERATION

         Our main focus during fiscal 2008 will be to focus our activities on raising the minimum funds necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

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

         We have issued 10,000 shares of our common stock to each of our directors and executive officers, excluding Buddy Young, our president and principal shareholder, for services to the Company. These services include advice on the development of our business plan, introduction to motion picture production and distribution personnel, and negotiations with screenwriters. We do not have any consulting or employment agreements with any of our officers or directors.

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2008. As of May 31, 2007, the balance owing on this agreement was $11,500. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $4,269 on May 31, 2007. At this time, our only known cash resource comes from the sale of equity, and an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2008. As of May 31, 2007 the balance owing on this agreement is $11,500. Payment of principal and interest is due on this loan on June 30, 2008.

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


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended May 31, 2007, no matters were submitted to the Company's security holders.

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

                                       FUTURA PICTURES, INC.
                                       (Registrant)


Dated: July 10, 2007                   /S/ BUDDY YOUNG
                                       ------------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer