Form 10QSB
period 2007-08-31
FUTURA PICTURES, INC.
filed 2007-10-15
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2007


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

         As of August 31, 2007 the issuer had of 1,438,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
Item 1.     Financial Statements (Unaudited)                                3
            Condensed Balance Sheets
                August 31, 2007 and February 28, 2007                       4
            Condensed Statements of Operations
                For the Three- and Six-Month Periods
                Ended August 31, 2007 and 2006                              5
            Condensed Statements of Stockholders' Deficit
                For the Period from December 10, 2003 (Date
                of Inception) to August 31, 2007                            6
            Condensed Statements of Cash Flows
                For the Six Months Ended August 31, 2007
                and 2006 (Unaudited)                                       10
            Notes to Financial Statements                                  12


Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                   15

Item 3.     Controls and Procedures                                        19


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              20

Item 2.     Changes in Securities and Use of Proceeds                      20

Item 3.     Defaults upon Senior Securities                                20

Item 4.     Submission of Matters to a Vote of Security Holders            20

Item 5.     Other Information                                              20

Item 6.     Exhibits                                                       20

Signatures                                                                 21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                          AUGUST 31,     FEBRUARY 28,
                                                             2007            2007
                                                         ------------    ------------
                                                         (Unaudited)
ASSETS

   Cash ..............................................   $      9,898    $      5,151
                                                         ------------    ------------

        TOTAL ASSETS .................................   $      9,898    $      5,151
                                                         ============    ============



LIABILITIES

    Accrued expenses .................................   $      6,262    $      3,937
    Accrued interest - related party .................          1,283             823
    Loan payable - related party .....................         11,500          11,500
                                                         ------------    ------------

         TOTAL LIABILITIES ...........................         19,045          16,260

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,438,750
        shares and 1,352,750 shares, respectively ....            144             135
   Additional paid-in capital ........................        176,606         138,615
   Deficit accumulated during the development stage ..       (185,897)       (149,859)
                                                         ------------    ------------

        TOTAL STOCKHOLDERS' DEFICIT ..................         (9,147)        (11,109)
                                                         ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..   $      9,898    $      5,151
                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            FROM DECEMBER
                                           FOR THE THREE   FOR THE THREE    FOR THE SIX     FOR THE SIX    10, 2003 (DATE
                                            MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                             AUGUST 31,      AUGUST 31,      AUGUST 31,      AUGUST 31,     TO AUGUST 31,
                                                2007            2006            2007            2006            2007
                                            ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     15,346    $     12,825    $     35,238    $     32,446    $    177,697
   Directors' fees, non-cash compensation           --              --              --              --             5,000
                                            ------------    ------------    ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         15,346          12,825          35,238          32,446         182,697
                                            ------------    ------------    ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (15,346)        (12,825)        (35,238)        (32,446)       (182,697)

   Income tax expense ...................           --              --               800            --             3,200

NET (LOSS) ..............................   $    (15,346)   $    (12,825)   $    (36,038)   $    (32,446)   $   (185,897)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.15)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,414,908       1,274,489       1,387,402       1,262,245       1,277,654
                                            ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                     (DATE OF INCEPTION) TO AUGUST 31, 2007
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL    DURING THE          TOTAL
                                ---------------------------     PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - January 9, 2005 ...      1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005 ..........         50,000              5          4,995           --             5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005 ........        190,000             19         18,981           --            19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 ........         10,000              1            999           --             1,000

Net (loss) for the year ended
   February 28, 2005 ........           --             --             --           (5,852)         (5,852)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005 ..      1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                ------------   ------------   ------------   ------------    ------------

Contributed services ........           --             --          41,600           --           41,600

Net (loss) for the year ended
   February 28, 2006 ........           --             --             --          (78,776)        (78,776)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006 ..      1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash - June 14, 2006 .....         26,000              2          5,198           --             5,200

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
               (DATE OF INCEPTION) TO AUGUST 31, 2007 (CONTINUED)
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL    DURING THE          TOTAL
                                ---------------------------     PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - August 1, 2006 ....          7,500              1          1,499           --             1,500

Issuance of common stock for
   cash - September 15, 2006           3,500           --              700           --               700


Issuance of common stock for
   cash - October 12, 2006 ..          8,000              1          1,599           --             1,600

Issuance of common stock for
   cash - November 2, 2006 ..         13,750              2          2,748           --             2,750

Issuance of common stock for
   cash - November 21, 2006 .         10,000              1          1,999           --             2,000

Issuance of common stock for
   cash - January 11, 2007 ..         33,000              3          6,597           --             6,600

Issuance of common stock for
   cash - February 27, 2007 .          1,000           --              200           --               200

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007 ........           --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ..      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
               (DATE OF INCEPTION) TO AUGUST 31, 2007 (CONTINUED)
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL    DURING THE          TOTAL
                                ---------------------------     PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - March 2, 2007 ....           5,000              1            999           --             1,000

Issuance of common stock for
   cash - April 13, 2007 ...           2,500           --              500           --               500

Issuance of common stock for
   cash - April 26, 2007 ...           2,500           --              500           --               500

Issuance of common stock for
   cash - June 1, 2007 .....           6,000              1          1,199           --             1,200

Issuance of common stock for
   cash - June 5, 2007 .....          10,000              1          1,999           --             2,000

Issuance of common stock for
   cash - June 8, 2007 .....          15,000              2          2,998           --             3,000

Issuance of common stock for
   cash - June 20, 2007 ....           2,500           --              500           --               500

Issuance of common stock for
   cash - July 3, 2007 .....          22,500              2          4,498           --             4,500

Issuance of common stock for
   cash - July 5, 2007 .....           7,500              1          1,499           --             1,500

Issuance of common stock for
   cash - July 26, 2007 ....           5,000           --            1,000           --             1,000

Issuance of common stock for
   cash - August 30, 2007 ..           7,500              1          1,499           --             1,500

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE PERIOD FROM DECEMBER 10, 2003
               (DATE OF INCEPTION) TO AUGUST 31, 2007 (CONTINUED)
                                   (UNAUDITED)

                                                                               DEFICIT
                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL    DURING THE          TOTAL
                                ---------------------------     PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                   SHARES         AMOUNT        CAPITAL         STAGE           DEFICIT
                                ------------   ------------   ------------   ------------    ------------

Contributed services ........           --             --           20,800           --            20,800

Net (loss) for the six months
        ended August 31, 2007           --             --             --          (36,038)        (36,038)
                                ------------   ------------   ------------   ------------    ------------

Balance, August 31, 2007 ....      1,438,750   $        144   $    176,606   $   (185,897)   $     (9,147)
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FROM DECEMBER
                                                        FOR THE SIX     FOR THE SIX    10, 2003 (DATE
                                                        MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                                         AUGUST 31,      AUGUST 31,     TO AUGUST 31,
                                                            2007            2006            2007
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................   $    (36,038)   $    (32,446)   $   (185,897)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees ....           --              --             5,000
         Contributed services .......................         20,800          20,800         104,000
         Amortization expense .......................           --              --            20,000
         Changes in operating assets and liabilities:
              Accrued expenses ......................          2,785          (1,417)          7,545
                                                        ------------    ------------    ------------

     NET CASH (USED) BY OPERATING ACTIVITIES ........        (12,453)        (13,063)        (49,352)
                                                        ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .......           --             6,500          11,500
   Proceeds from sale of common stock ...............         17,200           6,700          47,750
                                                        ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITES .......         17,200          13,200          59,250
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................          4,747             137           9,898

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF THE PERIOD ...................          5,151             112            --
                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
   AT THE END OF THE PERIOD .........................   $      9,898    $        249    $      9,898
                                                        ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                        FROM DECEMBER
                                                        FOR THE SIX     FOR THE SIX    10, 2003 (DATE
                                                        MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                                         AUGUST 31,      AUGUST 31,     TO AUGUST 31,
                                                            2007            2006            2007
                                                        ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid ....................................   $       --      $       --      $       --
   Taxes paid .......................................   $        800    $        800    $      2,571

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees ..................................   $       --      $       --      $      5,000

   Issuance of 190,000 shares of common stock
   for loan commitment ..............................   $       --      $       --      $     19,000

   Issuance of 10,000 shares of common stock for
   screenplay options ...............................   $       --      $       --      $      1,000


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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended February 28, 2008. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of August 31, 2007, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2008. The outstanding balance was $11,500 as of August 31, 2007.

NOTE 5   STOCKHOLDERS' DEFICIT

         During the six months ended August 31, 2007 the Company issued the following shares of stock:

         March 2, 2007 - 5,000 shares of common stock to an unrelated party, in exchange for $1,000 cash.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         April 13, 2007 - 2,500 shares of common stock to an unrelated party, in exchange for $500 cash.

         April 26, 2007 - 2,500 shares of common stock to an unrelated party, in exchange for $500 cash.

         June 1, 2007 - 6,000 shares of common stock to an unrelated party, in exchange for $1,200 cash.

         June 5, 2007 - 10,000 shares of common stock to an unrelated party, in exchange for $2,000 cash.

         June 8, 2007 - 15,000 shares of common stock to an unrelated party, in exchange for $3,000 cash.

         June 20, 2007 - 2,500 shares of common stock to an unrelated party, in exchange for $500 cash.

         July 3, 2007 - 22,500 shares of common stock to an unrelated party, in exchange for $4,500 cash.

         July 5, 2007 - 7,500 shares of common stock to an unrelated party, in exchange for $1,500 cash.

         July 26, 2007 - 5,000 shares of common stock to an unrelated party, in exchange for $1,000 cash.

         August 30, 2007 - 7,500 shares of common stock to an unrelated party, in exchange for $1,500 cash.

         For the six months ended August 31, 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $20,800 has been recorded for the six months ended August 31, 2007.

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

SELECT FINANCIAL INFORMATION

                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                     ENDED AUGUST 31,         ENDED AUGUST 31,
                                   --------------------    --------------------
                                     2007        2006        2007        2006
                                   --------    --------    --------    --------
Statement of Operations Data

Total Revenue ..................   $   --      $   --      $   --      $   --
Operating Loss .................   $(15,346)   $(12,825)   $(35,238)   $(32,446)
Net loss after taxes ...........   $(15,346)   $(12,825)   $(36,038)   $(32,446)
Net loss per share .............   $  (0.01)   $  (0.01)   $  (0.03)   $  (0.03)

Balance Sheet Data

Total assets ...................   $  9,898    $    249
Total liabilities ..............   $ 19,045    $ 13,223
Stockholders' equity (deficit) .   $ (9,147)   $(12,974)


THREE-MONTH PERIOD ENDED AUGUST 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2006

GENERAL

         The Company was incorporated on December 10, 2003 On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished  thieves,  who are hired to steal a high-tech  "invisibility" suit.

The intrigue is whether the people who hired them are the good guys they claim to be... or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

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

REVENUES

         Since our inception in 2003, we have had no revenues from operations.

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended August 31, 2007, we incurred a total of $15,346 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young and $3,410 of professional fees incurred for our financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2006, we incurred a total of $12,825 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $2,025 of professional fees incurred for our audited financial statements and related filings.

SIX-MONTH PERIOD ENDED AUGUST 31, 2007 COMPARED TO SIX-MONTH PERIOD ENDED AUGUST 31, 2006

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the six month period ended August 31, 2007, we incurred a total of $35,238 general and administrative expenses. This consisted of $20,800 of contributed services by our CEO, Buddy Young and $11,564 of professional fees incurred for our financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2006, we incurred a total of $32,446 general and administrative expenses. This consisted primarily of $20,800 of contributed services by our CEO, Buddy Young, $10,265 of professional fees incurred for our audited financial statements and related filings.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         Our intention during the next 12 month period will be to focus our activities on raising the minimum funds necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. During that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

         In addition to further developing the screenplays as mentioned above, we are expanding our business plan to include our serving as a production company for the making of television documentaries financed by third parties. As of this date we do not have any such contracts, nor can there be any assurance that we will be successful in our efforts to obtain any.

         If we are unable to raise at least $300,000, which we believe to be the minimum necessary to produce one of our optioned screenplays, or we are unsuccessful in our efforts to obtain contracts to serve as a production company, we plan to scale back our planned operations, or to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholder to be severely diluted.

         Concurrent with our efforts as outlined above, our vice president of production Frank Capra Jr., and Mel Powel, our director of acquisitions, will work on further developing the two screenplays. They will work with the screenwriters to mold the scripts from their present form into the form that best combines the artistic elements with the commercial viability of the resulting film. A careful analysis of the story told by the script will lead to changes such as strengthening certain aspects of the story by increasing the focus. Additionally, each scene must be analyzed to determine if its presentation is best suited to its purpose--will the scene, translate from page to film, make the point it is intended to make and move the audience in the way the audience should be moved. Overall, the script development process is designed to maximize the success of the film by tailoring the script to meet the overall needs of the story, the production, and the market. Should we need to hire additional screenwriting resources to help us complete this process, we estimate the cost to be approximately $10,000, and to take two to three months. Until funds are received as a result of this offering, we do not anticipate conducting any business activities other than as described above.

         We anticipate that the cash raised as a result of the sale of equity, and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, will be sufficient to fund our cash requirements to continue our efforts to raise additional funds through the sale of equity, and to further the development of the screenplays as outlined above. As we cannot predict whether we will be successful in raising the minimum $300,000, we cannot predict whether we will ever be able to implement our plan of producing or co-financing motion pictures.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2008. As of August 31, 2007, the balance owing on this agreement was $11,500. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, works on a part-time basis and has not yet received any cash compensation from the Company, we have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $9,898 on August 31, 2007. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2008, and the sale of equity. As of August 31, 2007 the balance owing on this agreement is $11,500. Payment of principal and interest is due on this loan on June 30, 2008. During the six months ended August 31, 2007 we sold 86,000 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $17,200.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through fiscal 2008. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2007, no matters were submitted to the Company's security holders.

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

                                       FUTURA PICTURES, INC.
                                       (Registrant)


Dated: October 15, 2007                /S/ BUDDY YOUNG
                                       --------------------------------
                                       Buddy Young, President and Chief
                                       Executive Officer