Form 10QSB
period 2007-11-30
FUTURA PICTURES, INC.
filed 2008-01-10
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2007

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

                                 Yes [X]  No [_]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         As of November 30, 2007 the issuer had of 1,538,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one)

                                 Yes [_]  No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets
             November 30, 2007 and February 28, 2007                           4
         Condensed Statements of Operations
             For the Three and Nine Month Periods
             Ended November 30, 2007 and 2006 and from
             December 10, 2003 (Date of Inception) to
             November 30, 2007                                                 5
         Condensed Statements of Shareholders' Equity (Deficit)
             From December 10, 2003 (Date of Inception)
             to November 30, 2007                                            6-9
         Condensed Statements of Cash Flows
             For the Nine Months  Ended  November 30, 2007 and 2006
             and from December 10, 2003 (Date of Inception) to
             November 30, 2007                                             10-11
         Notes to Financial Statements                                     12-15

Item 2.  Management's Discussion and Analysis or Plan
             of Operation                                                  16-20

Item 3.  Controls and Procedures                                           20-21


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

Signatures                                                                    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                               NOVEMBER 30,
                                                                   2007        FEBRUARY 28,
                                                               (Unaudited)         2007
                                                               ------------    ------------
ASSETS

   Cash ....................................................   $      9,910    $      5,151
   Prepaid expenses ........................................          2,000            --
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $     11,910    $      5,151
                                                               ============    ============




LIABILITIES

   Accrued expenses ........................................   $      5,652    $      3,937
   Accrued interest - related party ........................             27             823
   Loan payable - related party ............................          3,899          11,500
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................          9,578          16,260

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,538,750 shares
        and 1,352,750 shares, respectively .................            154             135
   Additional paid-in capital ..............................        206,996         138,615
   Deficit accumulated during the development stage ........       (204,818)       (149,859)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............          2,332         (11,109)
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     11,910    $      5,151
                                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                            FROM DECEMBER
                                            FOR THE THREE   FOR THE THREE   FOR THE NINE    FOR THE NINE   10, 2003 (DATE
                                            MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                            NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,     TO NOVEMBER
                                                2007            2006            2007            2006          30, 2007
                                            ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     18,921    $     14,872    $     54,159    $     47,318    $    196,618
   Directors' fees, non-cash compensation           --              --              --              --             5,000
                                            ------------    ------------    ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         18,921          14,872          54,159          47,318         201,618
                                            ------------    ------------    ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (18,921)        (14,872)        (54,159)        (47,318)       (201,618)

   Income tax expense ...................           --              --               800            --             3,200

NET (LOSS) ..............................   $    (18,921)   $    (14,872)   $    (54,959)   $    (47,318)   $   (204,818)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.01)   $      (0.01)   $      (0.04)   $      (0.04)   $      (0.16)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,527,761       1,295,951       1,433,848       1,273,398       1,299,146
                                            ============    ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2007
                                   (UNAUDITED)
                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                         COMMON STOCK           ADDITIONAL    DURING THE      STOCKHOLDERS'
                                 ---------------------------     PAID-IN      DEVELOPMENT        EQUITY
                                    SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                 ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - January 9, 2005 ....      1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005 ...........         50,000              5          4,995           --             5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005 .........        190,000             19         18,981           --            19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 .........         10,000              1            999           --             1,000

Net (loss) for the year ended
   February 28, 2005 .........           --             --             --           (5,852)         (5,852)
                                 ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005 ...      1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                 ============   ============   ============   ============    ============

Contributed services .........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2006 .........           --             --             --          (78,776)        (78,776)
                                 ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006 ...      1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                 ============   ============   ============   ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2007
                                   (UNAUDITED)
                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                         COMMON STOCK           ADDITIONAL    DURING THE      STOCKHOLDERS'
                                 ---------------------------     PAID-IN      DEVELOPMENT        EQUITY
                                    SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                 ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - June 14, 2006 ......         26,000              2          5,198           --             5,200

Issuance of common stock for
   cash - August 1, 2006 .....          7,500              1          1,499           --             1,500

Issuance of common stock for
   cash - September 15, 2006 .          3,500           --              700           --               700

Issuance of common stock for
   cash - October 12, 2006 ...          8,000              1          1,599           --             1,600

Issuance of common stock for
   cash - November 2, 2006 ...         13,750              2          2,748           --             2,750

Issuance of common stock for
   cash - November 21, 2006 ..         10,000              1          1,999           --             2,000

Issuance of common stock for
   cash - January 11, 2007 ...         33,000              3          6,597           --             6,600

Issuance of common stock for
   cash - February 27, 2007 ..          1,000           --              200           --               200

Contributed services .........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007 .........           --             --             --          (65,231)        (65,231)
                                 ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ...      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                 ============   ============   ============   ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2007
                                   (UNAUDITED)
                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                         COMMON STOCK           ADDITIONAL    DURING THE      STOCKHOLDERS'
                                 ---------------------------     PAID-IN      DEVELOPMENT        EQUITY
                                    SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                 ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - March 2, 2007 ......          5,000              1            999           --             1,000

Issuance of common stock for
   cash - April 13, 2007 .....          2,500           --              500           --               500

Issuance of common stock for
   cash - April 26, 2007 .....          2,500           --              500           --               500

Issuance of common stock for
   cash - June 1, 2007 .......          6,000              1          1,199           --             1,200

Issuance of common stock for
   cash - June 5, 2007 .......         10,000              1          1,999           --             2,000

Issuance of common stock for
   cash - June 8, 2007 .......         15,000              2          2,998           --             3,000

Issuance of common stock for
   cash - June 20, 2007 ......          2,500           --              500           --               500

Issuance of common stock for
   cash - July 3, 2007 .......         22,500              2          4,498           --             4,500

Issuance of common stock for
   cash - July 5, 2007 .......          7,500              1          1,499           --             1,500

Issuance of common stock for
   cash - July 26, 2007 ......          5,000           --            1,000           --             1,000

Issuance of common stock for
   cash - August 30, 2007 ....          7,500              1          1,499           --             1,500

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2007
                                   (UNAUDITED)
                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                         COMMON STOCK           ADDITIONAL    DURING THE      STOCKHOLDERS'
                                 ---------------------------     PAID-IN      DEVELOPMENT        EQUITY
                                    SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                 ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - September 10, 2007 .        100,000             10         19,990           --            20,000

Contributed services .........           --             --           31,200           --            31,200

Net (loss) for the nine months
   ended November 30, 2007 ...           --             --             --          (54,959)        (54,959)
                                 ------------   ------------   ------------   ------------    ------------

Balance, November 30, 2007 ...      1,538,750   $        154   $    206,996   $   (204,818)   $      2,332
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FROM DECEMBER
                                                           FOR THE NINE    FOR THE NINE   10, 2003 (DATE
                                                           MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                                           NOVEMBER 30,    NOVEMBER 30,   TO NOVEMBER 30,
                                                               2007            2006            2007
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ..........................................   $    (54,959)   $    (47,318)   $   (204,818)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees .......           --              --             5,000
         Contributed services ..........................         31,200          31,200         114,400
         Amortization expense ..........................           --              --            20,000
         Changes in operating assets and liabilities:
              Prepaid expenses .........................         (2,000)           --            (2,000)
              Accrued expenses .........................            919          (1,183)          5,679
                                                           ------------    ------------    ------------

     NET CASH (USED) BY OPERATING ACTIVITIES ...........        (24,840)        (17,301)        (61,739)
                                                           ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ..........           --             9,000          11,500
   Repayments on loan payable - related party ..........         (7,601)           --            (7,601)
   Proceeds from sale of common stock ..................         37,200          13,750          67,750
                                                           ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITES ..........         29,599          22,750          71,649
                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...          4,759           5,449           9,910

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          5,151             112            --
                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .....   $      9,910    $      5,561    $      9,910
                                                           ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                          FROM DECEMBER
                                                           FOR THE NINE    FOR THE NINE   10, 2003 (DATE
                                                           MONTHS ENDED    MONTHS ENDED    OF INCEPTION)
                                                           NOVEMBER 30,    NOVEMBER 30,   TO NOVEMBER 30,
                                                               2007            2006            2007
                                                           ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid .......................................   $       --      $       --      $       --
   Taxes paid ..........................................   $        800    $        800    $      2,571

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees .....................................   $       --      $       --      $      5,000

   Issuance of 190,000 shares of common stock
   for loan commitment .................................   $       --      $       --      $     19,000

   Issuance of 10,000 shares of common stock for
   screenplay options ..................................   $       --      $       --      $      1,000


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1   BACKGROUND

         ORGANIZATION AND NATURE OF BUSINESS

         Futura Pictures, Inc. (the "Company") was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production and the co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for the distribution directly to the domestic and international home video markets.

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended February 28, 2008. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

         The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and new potential film screenplays.

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of November 30, 2007, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due upon demand, no later than June 30, 2008. The outstanding balance was $3,899 as of November 30, 2007.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the research and development of new documentaries. Per the agreement, the Company pays Calvin Young $2,000 per month and the term is six months. For the nine month ended November 30, 2007, the Company's expense was $5,000 under this agreement.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 5   STOCKHOLDERS' DEFICIT

         During the nine months ended November 30, 2007 the Company issued the following shares of stock:

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

         September 10, 2007 - 100,000 shares of common stock to an unrelated party, in exchange for $20,000 cash.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         For the nine months ended November 30, 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $31,200 has been recorded for the nine months ended November 30, 2007.

NOTE 6   SUBSEQUENT EVENT

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) Registrant will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, Registrant will receive the initial payment of $25,000, with the balance to be paid in accordance with the Agreement's materials delivery schedule;
         (c) Registrant shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) Registrant shall submit a script for the Project no later than March 31, 2008, for review and approval, and complete the Project no later than December 31, 2008.

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

SELECT FINANCIAL INFORMATION

                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                 NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                     2007            2006            2007            2006
                                 ------------    ------------    ------------    ------------
Statement of Operations Data

Total Revenue ................   $       --      $       --      $       --      $       --
Operating Loss ...............   $    (18,921)   $    (14,872)   $    (54,159)   $    (47,318)
Net loss after taxes .........   $    (18,921)   $    (14,872)   $    (54,959)   $    (47,318)
Net loss per share ...........   $      (0.01)   $      (0.01)   $      (0.04)   $      (0.04)

Balance Sheet Data

Total assets .................   $     11,910    $      5,561    $     11,910    $      5,561
Total liabilities ............   $      9,578    $     15,957    $      9,578    $     15,957
Stockholders' equity (deficit)   $      2,332    $    (10,396)   $      2,332    $    (10,396)

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006

GENERAL

         The Company was incorporated on December 10, 2003. On January 19, 2005, we acquired an option on a screenplay entitled CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The intrigue is whether the people who hired them are the good guys they claim to be...or is something far more devious and dangerous behind this caper? The two women, despite mutual disgust for each other, need to figure it out to save their skins.

         Additionally, on January 24, 2005, we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. Freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life.

REVENUES

         Since our inception in 2003, we have had no revenues from operations, and do not anticipate having any revenues from operations during fiscal 2007.

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended November 30, 2007, we incurred a total of $18,921 general and administrative expenses. This consisted of $10,400 of contributed services by our CEO, Buddy Young, $3,353 of professional fees incurred for our audited financial statements and related filings and $5,000 in research and development fees for new screenplays. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2006, we incurred a total of $14,872 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $3,539 of professional fees incurred for our audited financial statements and related filings.

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO NINE-MONTH PERIOD ENDED NOVEMBER 30, 2006

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the nine month period ended November 30, 2007, we incurred a total of $54,159, general and administrative expenses. This consisted of $31,200 of contributed services by our CEO, Buddy Young, $17,311 of professional fees incurred for our audited financial statements and related filings and $5,000 in research and development fees for new screenplays. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2006, we incurred a total of $47,318 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, $13,804 of professional fees incurred for our audited financial statements and related filings.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         Our main focus during the next 12 month period will be to focus our activities on raising the capital necessary to implement our business plan, which we estimate to be $300,000, and to further develop the two screenplays that we have optioned. Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general and administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them.

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

         Concurrent with our efforts to raise funds as outlined above, Mel Powel, our director of acquisitions, will work on further developing the two screenplays that were optioned by us during fiscal 2005. He will work with the screenwriters to mold the scripts from their present form into the form that best combines the artistic elements with the commercial viability of the resulting film. A careful analysis of the story told by the script will lead to changes such as strengthening certain aspects of the story by increasing the focus. Additionally, each scene must be analyzed to determine if its presentation is best suited to its purpose--will the scene, translate from page to film, make the point it is intended to make and move the audience in the way the audience should be moved. Overall, the script development process is designed to maximize the success of the film by tailoring the script to meet the overall needs of the story, the production, and the market. Should we need to hire additional screenwriting resources to help us complete this process, we estimate the cost to be approximately $10,000, and to take two to three months. Until funds are received as a result of this offering, we do not anticipate conducting any business activities other than as described above.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2008. As of November 30, 2007, the balance owing on this agreement was $3,899. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $9,910 on November 30, 2007. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through June 30, 2008, and the sale of equity. As of November 30, 2007 the balance owing on this agreement is $3,899. Payment of principal and interest is due on this loan on June 30, 2008. During the nine months ended November 30, 2007 we sold 186,000 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $37,200.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through June 30, 2008. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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


ITEM 1.  LEGAL PROCEEDINGS  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2007, no matters were submitted to the Company's security holders.

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

                                                FUTURA PICTURES, INC.
                                                (Registrant)


Dated: January 10, 2008                         /S/ BUDDY YOUNG
                                                --------------------------------
                                                Buddy Young, President and Chief
                                                Executive Officer