Form 10KSB
period 2008-02-29
FUTURA PICTURES, INC.
filed 2008-05-28
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                  For the fiscal year ended February 29, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                       Commission file number: 333-123611

                              FUTURA PICTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       56-2495218
         ------------                          --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  17337 Ventura Boulevard, Suite 208, Encino, California       91316
  ------------------------------------------------------      --------
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

     The issuer had no revenues from operations during the fiscal year ended February 29, 2008.

     As of February 29, 2008 the issuer had 1,538,750 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer  [_]                    Accelerated filer  [_]

 Non-accelerated filer    [_]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Traditional Small Business Disclosure Format (check one) Yes [_]  No [X]

     Documents incorporated by reference:  None

                                    CONTENTS
                                                                            PAGE
                                                                            ----
PART I

   Item 1.    Description of Business..........................................3
   Item 2.    Description of Property..........................................9
   Item 3.    Legal Proceedings................................................9
   Item 4.    Submission of Matters to a Vote of Security Holders..............9

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters.........9
   Item 6.    Management's Discussion and Analysis or Plan of Operation.......10
   Item 7.    Financial Statements............................................16
   Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................29
   Item 8A.   Controls and Procedure..........................................29

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act............29
   Item 10.   Executive Compensation..........................................32
   Item 11.   Security Ownership of Certain Beneficial Owners and Management..34
   Item 12.   Certain Relationships and Related Transactions..................34
   Item 13.   Exhibits........................................................35
   Item 14.   Principal Accountant Fees and Services..........................35

SIGNATURES    ................................................................37


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

ITEM 1. DESCRIPTION OF BUSINESS

(a) BACKGROUND

         We were incorporated in the State of Delaware on December 10, 2003. During the next twelve months management will devote its time to develop our business plan of producing and co-financing motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as "low budget films"), produced solely for distribution to the domestic and international home video markets, and complete the one hour television documentary pursuant to the production agreement referred to below.

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

         Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. A freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life. 5. 6. The principal terms of both option agreements referenced above are: (a) the option expires in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. Subsequently, both screenplay options have been extended through June 30, 2009.

         On December 27, 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. The material terms of the Agreement are: (a) we will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) The Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the documentary by December 31, 2008.

         We commenced production of the documentary tentatively entitled, HISTORY IGNORED. This one hour television program explores the similarities between Vietnam and the present conflict in Iraq. The Project will examine the lessons that should have been learned from the Vietnam War which could have been applied in the decision making process leading up to the current war in Iraq. The Project further explores why, in both cases, the United States had overwhelming military power but was unable to turn that into any political advantage, and the parallels between the two Secretaries of Defense, Robert S McNamara and Donald H. Rumsfeld each of whom were handed enormous power to manage these conflicts.

(b) DESCRIPTION OF BUSINESS

         As stated earlier, our business is the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. These films will mainly be targeted to family audiences, encompassing among others, such genres as sports, sci-fi, mystery, action/adventure and comedy. Additionally, in an effort to generate revenue and establish ourselves within the motion picture industry, management has decided to expand the Company's business plan to include the producing of television documentaries.

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

         Home video has become a primary focus of both the entertainment industry and of the consumers who enjoy motion picture entertainment. In its 2007 annual report on the home entertainment business the Entertainment Merchant Association stated that consumer spending on home video is nearly three times greater than that of theatrical box office. The report further stated that eighty eight million U.S. households are DVD capable, and that consumer spending on home video in 2006 exceeded $24 billion. Sell through accounted for approximately $16.5 billion and rental generated approximately $8.5 billion.

         DVD is now considered to be the centerpiece of home entertainment, with its ease of use, and its capability of affording the consumer options unavailable in-theater versions of films, such as interviews, outtakes, and commentary.

         Along with these attributes, home video has affected consumer habits. A major report in USA Today found that the number of hours spent watching movies at home is increasing steadily, and many consumers say they don't bother going to see a movie in a theater, preferring to wait for the home version to be released. Management believes that this trend opens the marketplace to direct-to-home-video films, with their significantly lower costs of duplication.

         Driving this market is the timing of the distribution window of feature films to home-video format. Among the distribution channels available to filmmakers are pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. Because of this highly competitive range of options, the rapid growth of the DVD industry makes the DVD and home-video distribution window a significant advantage to the worldwide home video industry in general.

         The expanding number of venues from which DVDs are purchased has also bolstered the market. Previously, feature films were available on theatrical screens only. Eventually, they came to television. Now, in the DVD formats they are available not only at "traditional" video retailers such as Blockbuster, but also at the general chain stores such as Wal-Mart, and online services such as Netflix. Thus home-video playback capability exists in most domestic homes, and DVD themselves are more readily available. Each of these factors has combined to dramatically increase the market to a public receptive to purchasing DVDs for in-home entertainment.

TELEVISION DOCUMENTARY PRODUCTION

         The process of producing television documentaries is comprised of many of the same stages of production as outlined above for the production of motion pictures. The pre production stage begins with a concept of what the subject matter of the documentary will be, followed by a detailed outline. As most documentaries deal with historical or biographical facts, much time and effort involves research to insure accuracy. Additionally, an extensive search for old film and photographs relating to the documentary's subject matter shot by various news sources, and in many cases the military is required. Further, most documentaries contain interviews with persons familiar with, or who have personally been involved with, the documentary's theme. Once it is determined what historical film, photographs, and interviewees are available, a shooting script can be written to integrate these elements with new principal photography.

COMPETITION

         The industry is comprised of numerous large, mid-sized, and small independent motion picture production companies. Many of these companies have access to vast financial resources. Additionally, they have established long tanding relationships with talent in all areas of motion picture production. We cannot and do not intend to compete with either the large or mid-sized companies. Our plan is to co-finance or produce low budget films that are targeted exclusively for the home video market.

         In addition to the films distributed to the home video market following their theatrical release we will be competing with films produced by companies that produce movies for cable and network television. In many cases these films are then made available to the home video market.

         Our success will depend in large part on our ability to obtain and sustain ongoing relationships with writers, directors, actors, and distributors of motion pictures to the home video market. Although the Company's current business relationships are limited to the two screenwriters from whom we have optioned screenplays, members of management, in particular Joseph Adelman, who has served for many years in various positions within the motion picture industry, have had and maintain personal relationships with industry personnel. These relationships will be utilized if and when we are in a position to produce or co-finance a motion picture. Additionally, and most importantly, our success is dependant on the quality and entertainment value of the films either co-financed or produced by us.

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

         The principal terms of both option agreements referenced above are: (a) the option expired in January 2006, with Futura Pictures having the right, but not the obligation, to extend the expiration date through January 2007, in return for a nominal payment of five dollars, (b) consideration for the option was the issuance of five thousand shares of Futura Pictures common stock, (c) a payment of $10,000 upon the execution of the option, and (d) an additional payment of one percent of the final production budget to be paid upon the start of principal photography. In December 2005, we exercised our right to extend the options on both scripts through January 2007. Subsequently, both screenplay options have been extended through June 30, 2009.

         As stated earlier, in an effort to generate revenue and establish ourselves within the motion picture industry, management decided to expand the Company's business plan to include the producing of television documentaries. As a result, on December 27, 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. The material terms of the Agreement are: (a) we will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) The Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the documentary by December 31, 2008.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently do not utilize any office space. Our Secretary, Director, and corporate attorney, L. Stephen Albright, is located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. We handle all administrative matters from his office. We anticipate that for the foreseeable future Mr. Albright will continue to allow us to utilize his office until we have sufficient funds to acquire office space and fund our planned operations.
12.
ITEM 3. LEGAL PROCEEDINGS

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 29, 2008.

                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET

         There is currently no public market for our common stock. If and when management believes it is in the best interest of the Company and its shareholders we will apply for a listing of our stock on either the Over-The-Counter Bulletin Board System (also known as "OTCBB") or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTCBB, the Pink Sheets Electronic Quotation System or any stock exchange or stock market.

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

HOLDERS

         As of February 29, 2008, we have 1,538,750 shares of common stock issued and outstanding held by 67 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

         The Company's certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value. As of February 29, 2008, 1,538,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking
statements  that  are  subject  to  risks  and  uncertainties.   Forward-looking
statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

         You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the motion picture, television, and home video industries; competition from other producers of home video content; and television documentaries, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgment.

         GOING CONCERN. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SELECT FINANCIAL INFORMATION
                                                                    DECEMBER 10,
                                                                        2003
                                         FOR THE YEARS ENDED          (DATE OF
                                             FEBRUARY 29,          INCEPTION) TO
                                      --------------------------    FEBRUARY 29,
                                          2008           2007           2008
                                      -----------    -----------    -----------

Statement of Operations Data

Total Revenue .....................   $      --      $      --      $      --
Operating Loss ....................   $   (74,774)   $   (64,431)   $  (222,233)
Net loss after taxes ..............   $   (75,574)   $   (65,231)   $  (225,433)
Net loss per share ................   $     (0.05)   $     (0.05)   $     (0.17)

Balance Sheet Data

Total assets ......................   $    21,823    $     5,151    $    21,823
Total liabilities .................   $    29,706    $    16,260    $    29,706
Stockholders' deficit .............   $    (7,883)   $   (11,109)   $    (7,883)


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

         Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. A freak power surge, along with the perfect alignment of the planets, zaps her into her own shows, trapped in the world of the characters she has created. The only way out is to find the balance that's been missing in her life. Both options remain in force pursuant to extensions granted to the Company.

         On December 27, 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. The material terms of the Agreement are: (a) we will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) The Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the documentary by December 31, 2008.

REVENUES

         Since our inception in 2003, we have had no revenues from operations, although we anticipate having revenues from operations during fiscal 2009 related to the production of a documentary.

EXPENSES

GENERAL AND ADMINISTRATIVE

         To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being non-cash compensation (representing the estimated value of services contributed to the Company by its President, Buddy Young-$41,600), professional services and the amortization of our loan commitment fee. During the year ended February 29, 2008, we incurred a total of $63,774 selling, general and administrative expenses, compared to a total of $64,431 during the year ended February 28, 2007. This represents an decrease of $657. Total selling, general and administrative expenses since inception amounted to $206,233.

RESEARCH AND DEVELOPMENT EXPENSES

         During fiscal 2008, we incurred $11,000 expenses for the research and development of the television documentary referred to earlier.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         During the past twelve months, our main activities were focused on raising funds through the sale of equity, or other traditional borrowing sources in order to enable us to begin production on one of the above referenced projects. Additionally, in an effort to generate revenue from operations during fiscal 2009, and to help establish the Company within the motion picture industry, management obtained an agreement to produce a one hour television documentary (See Description of Business page 4). During the next twelve months our efforts will continue to be focused on raising the funds required to develop and produce the screenplays that we have optioned, as well as enabling us to take advantage of business opportunities that may arise during the normal course of business. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether we will have the funds available to us that will be sufficient to allow us to capitalize on them.

         In addition to our fund raising efforts we will focus our activities on completing the television documentary in accordance with the provisions contained in the production agreement referred to above. Among others, these activities include: (a) completing the documentary script, (b) locating and obtaining related archival film and photographs, (c) casting and filming the on-camera host, (d) editing and sound mixing, and (e) completing post production to comply with domestic and foreign television broadcast standards.

         If during the next twelve months we are unable to raise the funds through the sale of additional equity, or from traditional borrowing sources necessary to begin production on either of the screenplays, we may be forced to scale back our operations, or to totally abandon that part of our business plan and seek other business opportunities in a related or unrelated industry.
However, if we are successful in raising sufficient funds, our principal activities following the receipt of the funds will be as follows: (a) exercise our option to acquire the rights to one of the aforementioned scripts, (b) prepare a production budget for that film, (c) hire a director, (d) retain the services of a production company to assemble the production crew, (e) cast the film, (f) choose a location, (g) begin principal photography,(h) complete the post production process, and (i) arrange for the films distribution.

         We anticipate that cash obtained as a result of the sale of equity, or funds available from traditional borrowing sources, the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, and funds received as a result of the aforementioned television documentary agreement will be sufficient to fund our cash requirements to continue our efforts as outlined above. As we cannot predict whether we will be successful in raising sufficient funds, we cannot predict whether we will ever be able to implement our plan of producing or co-financing motion pictures.

         In 2005 we issued 10,000 shares of our common stock to each of our directors and executive officers, excluding Buddy Young, our president and principal shareholder, for services to the Company. These services include advice on the development of our business plan, introduction to motion picture production and distribution personnel, and handling negotiations with industry personnel. We do not have any consulting or employment agreements with any of our officers or directors.

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares of our common stock as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2009. As of February 29, 2008, the balance owing on this agreement was $957. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, all work on a part-time basis and have not yet received any cash compensation from the Company, we have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $20,823 on February 29, 2008. Other than funds received pursuant to the above mentioned documentary production agreement, at this time, our only other known cash resource comes from the sale of equity, and an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2008. As of February 29, 2008 the balance owing on this agreement is $957. Payment of principal and interest is due on this loan on June 30, 2009. During the year ended February 29, 2008 we sold 186,000 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $37,200.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through December 31, 2008. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

ITEM 7. FINANCIAL STATEMENTS.

                              FUTURA PICTURES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm................       17

Balance Sheets as of February 29, 2008 and February 28, 2007...........       18

Statements of Operations...............................................       19
     Years Ended February 29, 2008 and February 28, 2007
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008

Statements of Stockholders' Deficit....................................       20
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008

Statements of Cash Flows...............................................       21
     Years Ended February 29, 2008 and February 28, 2007
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008

Notes to Financial Statements - February 29, 2008......................       23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. (a development stage company; the "Company") as of February 29, 2008 and the related statements of operations, stockholders' deficit and cash flows for the years ended February 29, 2008 and February 28, 2007 and from inception (December 10, 2003)to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2008 and the results of its operations and its cash flows for the years ended February 29, 2008 and February 28, 2007 and from inception to February 29, 2008, in conformity with accounting principles generally accepted in the United States.

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

/s/ Farber Hass Hurley LLP
------------------------------
Farber Hass Hurley LLP

May 12, 2008
Camarillo, California

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                                                          2008         2007
                                                                       ---------    ---------
ASSETS

        Cash .......................................................   $  20,823    $   5,151
        Prepaid expenses ...........................................       1,000         --
                                                                       ---------    ---------

             TOTAL ASSETS ..........................................   $  21,823    $   5,151
                                                                       =========    =========



LIABILITIES

        Accrued expenses ...........................................   $   3,737    $   3,937
        Unearned revenue ...........................................      25,000         --
        Accrued interest - related party ...........................          12          823
        Loan payable - related party ...............................         957       11,500
                                                                       ---------    ---------

             TOTAL LIABILITIES .....................................      29,706       16,260

STOCKHOLDERS' DEFICIT

        Common stock, par value $0.0001 per share
             Authorized - 100,000,000 shares
             Issued and outstanding - 1,538,750 shares and 1,352,750
             shares, respectively ..................................         154          135
        Additional paid-in capital .................................     217,396      138,615
        Deficit accumulated during the development stage ...........    (225,433)    (149,859)
                                                                       ---------    ---------

             TOTAL STOCKHOLDERS' DEFICIT ...........................      (7,883)     (11,109)
                                                                       ---------    ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...........   $  21,823    $   5,151
                                                                       =========    =========


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                          DECEMBER 10,
                                                                              2003
                                               FOR THE YEARS ENDED         (DATE OF
                                                   FEBRUARY 29,          INCEPTION) TO
                                            --------------------------    FEBRUARY 29,
                                                2008           2007           2008
                                            -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $    63,774    $    64,431    $   206,233
   Research and development expenses ....        11,000           --           11,000
   Directors' fees, non-cash compensation          --             --            5,000
                                            -----------    -----------    -----------

       TOTAL DEVELOPMENT STAGE EXPENSES .        74,774         64,431        222,233
                                            -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ..............       (74,774)       (64,431)      (222,233)

   Income tax expense ...................           800            800          3,200
                                            -----------    -----------    -----------

NET (LOSS) ..............................   $   (75,574)   $   (65,231)   $  (225,433)
                                            ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $     (0.05)   $     (0.05)   $     (0.17)
                                            ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................     1,459,930      1,288,923      1,318,106
                                            ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 29, 2008

                                                                                   DEFICIT
                                                                                 ACCUMULATED         TOTAL
                                         COMMON STOCK             ADDITIONAL      DURING THE     STOCKHOLDERS'
                                -----------------------------      PAID-IN       DEVELOPMENT        EQUITY
                                    SHARES         AMOUNT          CAPITAL          STAGE          (Deficit)
                                -------------   -------------   -------------   -------------    -------------
Issuance of common stock for
   cash - January 9, 2005 ...       1,000,000   $         100   $       9,900   $        --      $      10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005 ..........          50,000               5           4,995            --              5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005 ........         190,000              19          18,981            --             19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 ........          10,000               1             999            --              1,000

Net (loss) for the year ended
   February 28, 2005 ........            --              --              --            (5,852)          (5,852)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2005 ..       1,250,000   $         125   $      34,875   $      (5,852)   $      29,148
                                -------------   -------------   -------------   -------------    -------------

Contributed services ........            --              --            41,600            --             41,600

Net (loss) for the year ended
   February 28, 2006 ........            --              --              --           (78,776)         (78,776)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2006 ..       1,250,000   $         125   $      76,475   $     (84,628)   $      (8,028)
                                -------------   -------------   -------------   -------------    -------------

Issuance of common stock for
   cash .....................         102,750              10          20,540            --             20,550

Contributed services ........            --              --            41,600            --             41,600

Net (loss) for the year ended
   February 28, 2007 ........            --              --              --           (65,231)         (65,231)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2007 ..       1,352,750   $         135   $     138,615   $    (149,859)   $     (11,109)
                                -------------   -------------   -------------   -------------    -------------

Issuance of common stock for
   cash .....................         186,000              19          37,181            --             37,200

Contributed services ........            --              --            41,600            --             41,600

Net (loss) for the year
   ended February 29, 2008 ..            --              --              --           (75,574)         (75,574)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 29, 2008 ..       1,538,750   $         154   $     217,396   $    (225,433)   $      (7,883)
                                =============   =============   =============   =============    =============

   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                        DECEMBER 10,
                                                                                            2003
                                                            FOR THE YEARS ENDED          (DATE OF
                                                                FEBRUARY 29,           INCEPTION) TO
                                                        ----------------------------    FEBRUARY 29,
                                                            2008            2007            2008
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................   $    (75,574)   $    (65,231)   $   (225,433)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees ....           --              --             5,000
         Contributed services .......................         41,600          41,600         124,800
         Amortization expense .......................           --              --            20,000
         Changes in operating assets and liabilities:
              Prepaid expenses ......................         (1,000)           --            (1,000)
              Accrued expenses ......................         (1,011)           (880)          3,749
              Unearned revenue ......................         25,000            --            25,000
                                                        ------------    ------------    ------------

     NET CASH (USED) BY  OPERATING ACTIVITIES .......        (10,985)        (24,511)        (47,884)
                                                        ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .......           --             9,000          11,500
   Repayments on loan payable - related party .......        (10,543)           --           (10,543)
   Proceeds from sale of common stock ...............         37,200          20,550          67,750
                                                        ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITES .......         26,657          29,550          68,707
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH .....................         15,672           5,039          20,823

CASH AT THE BEGINNING OF THE YEAR ...................          5,151             112            --
                                                        ------------    ------------    ------------

CASH AT THE END OF THE YEAR .........................   $     20,823    $      5,151    $     20,823
                                                        ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      DECEMBER 10,
                                                                                          2003
                                                            FOR THE YEARS ENDED        (DATE OF
                                                                FEBRUARY 29,         INCEPTION) TO
                                                        ---------------------------   FEBRUARY 29,
                                                            2008           2007           2008
                                                        ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid ....................................   $       --     $       --     $       --
   Taxes paid .......................................   $        800   $        800   $      2,571

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   Issuance of 50,000 shares of common stock
      for directors' fees ...........................   $       --     $       --     $      5,000

   Issuance of 190,000 shares of common stock
      for loan commitment ...........................   $       --     $       --     $     19,000

   Issuance of 10,000 shares of common stock
      for screenplay options ........................   $       --     $       --     $      1,000

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

         RECENT PRONOUNCEMENTS

         In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of SFAS No. 141R and has not determined whether it will have a material impact on the Company's results of operations or financial position.

         In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENTS. The Company will adopt SFAS No. 159 on March 1, 2008.

         Additionally, there are no recently issued accounting standards with pending adoptions that the Company's management currently anticipates will have any material impact upon its financial statements.

         NET INCOME (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at February 29, 2008.

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

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at February 29, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         sufficient   to  sustain   its   longer-term   operations   and  growth
         initiatives, including its desired marketing and new potential film screenplays.

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of February 29, 2008, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   INVESTMENT IN SCREENPLAYS

         During January 2005, the Company acquired an option to purchase a screenplay entitled "Cass & Karri", written by Don Tsuchiyama, the "Writer", in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the Writer to grant the Company an exclusive and irrevocable option to purchase all motion picture, television, and allied rights in "Cass & Karri" for the term of one year. In December 2006, the Company and the Writer agreed to extend the agreement until June 30, 2009. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

         Also during January 2005, the Company acquired an option to purchase a screenplay entitled "Life.dot.com", written by Frank Gillman in exchange for 5,000 shares of the Company's common stock with an aggregate value of $500. The agreement calls for the Writer to grant the Company an exclusive and irrevocable option to purchase all motion picture, television, and allied rights in "Life.dot.com" for the term of one year. In December 2006, the Company and the Writer agreed to extend the agreement until June 2009. The option has an exercise price of $10,000 upon execution plus one percent of the final budget, upon commencement of principal photography.

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
                                                                 ======

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule.

NOTE 6   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2008. The note bears interest at 8% and is due upon demand, no later than June 30, 2009. The outstanding balance was $957 as of February 29, 2008.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the research and development of new documentaries. Per the agreement, the Company pays Calvin Young $2,000 per month and the term is six months. For the year ended February 29, 2008, the Company's expense was $11,000 under this agreement.

NOTE 7   STOCKHOLDERS' DEFICIT

         For the years ended February 29, 2008 and February 28, 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded in each year.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8   INCOME TAXES

         DEFERRED TAX COMPONENTS

         Significant components of the Company's deferred tax assets are as follows at February 29, 2008:

         Net operating loss carry-forward .....................   $ 19,500
                  Less valuation allowance ....................    (19,500)
                                                                  --------
                  Net deferred tax assets .....................   $      0
                                                                  ========

         Summary of valuation allowance:

                  Balance, March 1, 2007 ......................   $ 13,000
                  Addition for the year ended February 29, 2008      6,500
                                                                  --------
                  Balance, February 29, 2008 ..................   $ 19,500
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


         NET OPERATING LOSS

         The Company has the following net operating loss carry-forwards:

           YEAR OF LOSS               EXPIRATION DATE                  AMOUNT
           ------------               ---------------                  ------

         February 28, 2005           February 28, 2025                $  5,852
         February 28, 2006           February 28, 2026                  37,136
         February 28, 2007           February 28, 2027                  22,047
         February 29, 2008           February 28, 2028                  32,529
                                                                      --------

         Total net operating loss carry-forwards                      $ 97,564
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

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                         AGE                POSITION
----                         ---                --------

Buddy Young                  73                 President, Chief Executive
                                                Officer, Chief Financial
                                                Officer and Chairman

Joseph Adelman               74                 Vice President and Director

L. Stephen Albright          56                 Secretary and Director

Mel Powell                   41                 Director

Dennis Spiegelman            60                 Director


         BUDDY YOUNG has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Futura Pictures, Inc. since its inception in December 2003. From June 2000, until December 2006, he has served as an officer and director of Dematco, Inc., (f.k.a. Advanced Media Training), a company that produced and distributed management and general workforce training products. From 1999 through April 29, 2003, Mr. Young served as the chief executive officer and a director of Enhance Biotech, Inc. (f.k.a. Becor Communications, Inc.), a company involved in the development of therapeutic pharmaceuticals. From August 1998 until he resigned from those positions on February 1, 2002, Mr. Young was an officer and director of Sporting Magic, Inc., now known as Next, Inc, a company in the business of marketing, and distributing licensed and branded promotional products and imprinted sportswear. From March 1998 until July 1999, Mr. Young also served as president, chief executive officer and a director of MGPX Ventures, Inc., now known as Contango Oil & Gas, Mr. Young assisted MGPX Ventures in adopting a new business plan and recruiting new management to implement its operations in the oil and gas exploration industry. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc., a publicly held company, now known as Cheniere Energy, a natural gas and oil company. For varying periods of time following his tenure as an officer and director at Enhance Biotech, Cheniere Energy, and Next, Inc. Mr. Young served as a consultant to these companies. He no longer serves as a consultant, nor has any other affiliation with any of these companies. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For over thirty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

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

         L. STEPHEN ALBRIGHT has served as a director and as secretary of Futura Pictures since its inception in December 2003. Additionally, from June 2000, until December 2006, he has served as an officer and director of Dematco, Inc., (f.k.a `Advanced Media Training). He served in the same positions with Sporting Magic Inc., now known as Next, Inc. from September 1998 until January 2000. Since July 2000, Prior to July 2000, Mr. Albright was employed as an associate attorney with Wasserman, Comden & Casselman, L.L.P. a law firm located in Tarzana (Los Angeles) California from June, 1994 through June, 2000. Mr. Albright started his own law practice in June, 2000. Mr. Albright received his undergraduate degree in business administration and marketing from West Virginia University in 1975. Following careers in industrial sales and new home construction, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright spent approximately half of his legal career in private practice, where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, vice president, general counsel and secretary to Color Systems Technology, Inc., a publicly-held company whose stock traded on the American Stock Exchange. While with Color Systems, Mr. Albright was responsible for all aspects of the company's business, including annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements.

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

ITEM 10. EXECUTIVE COMPENSATION

----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
                                                                                     Securities
                                                   Other Annual      Restricted      Underlying      LTIP         All Other
      Name         Year      Salary      Bonus     Compensation     Stock Awards   Options/ SARS   Payouts      Compensation
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Buddy Young       2004          -0-        -0-           -0-            -0-              -0-          -0-        (1) (3)
                  2005
                  2006
                  2007
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
L. Stephen        2004          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
Albright          2005
                  2006
                  2007
                  2008




----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Joseph Adelman    2004          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2006
                  2007
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Dennis            2004          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
Spiegelman        2005
                  2006
                  2007
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Mel Powell        2004          -0-        -0-           -0-          10,000             -0-          -0-        (1) (2)
                  2005
                  2006
                  2007
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

(1)  All officers and directors assumed their positions in January 2004.

(2) Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3) During the years ended February 29, 2008, and February 28, 2007, Mr. Young devoted time to the development process of our Company. Compensation expense totaling $41,600 has been recorded for the years ended February 29, 2008, and 2007. For the years ended February 29, 2008, 2007, and 2006, Mr. Young has waived reimbursement and has considered the total expense as additional paid-in capital.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of February 29, 2008. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                     NUMBER OF         PERCENTAGE OF
NAME AND ADDRESS                   SHARES OWNED         CLASS OWNED
----------------                   ------------        -------------

Young Family Trust ..........       1,190,000(1)           77.34%

Buddy Young and Rebecca Young       1,190,000(1)           77.34%

Joseph Adelman ..............          10,000               0.65%

Stephen Albright ............          10,000               0.65%

Mel Powell ..................          10,000               0.65%

Dennis Spiegelman ...........          10,000               0.65%


All officers and directors
   as a group (5 persons) ...       1,230,000              79.94%

----------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Futura Pictures

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through December 31, 2008. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2009. Through February 29, 2008, the Company has borrowed a total of

$957 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment.

         We currently do not utilize any office space. Our Secretary, Director, and corporate attorney, L. Stephen Albright, is located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. We handle all administrative matters from his office. We anticipate that for the foreseeable future Mr. Albright will continue to allow us to utilize his office until we are able to raise sufficient funds to acquire office space.

         The promoters of the Company consist of the following founding shareholders, all of whom received their stock in January, 2004. Buddy Young formed the Company with a capital contribution of $10,000 in exchange for 1,000,000 shares. Mr. Young had those shares issued to the Young Family Trust. Mr. Young and his wife are beneficiaries and trustees of the Young Family Trust. In addition, the Young Family Trust received an additional 190,000 shares in exchange for Mr. Young's commitment to provide certain financing to the Company. Joseph Adelman, Dennis Spiegelman, L. Stephen Albright, and Mel Powell, each received 10,000 shares for services rendered to the Company.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $14,905 and $13,325, respectively, in the years ended February 29, 2008 and February 28, 2007.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were $795 and $795 in the fiscal years ended February 29, 2008 and February 28, 2007.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 29, 2008 and February 28, 2007.

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

                                           FUTURA PICTURES, INC.


                                       By:   /S/BUDDY YOUNG
                                           -------------------------------------
                                           Buddy Young
                                           President and Chief Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME                           TITLE                                DATE
----                           -----                                ----

 /S/ BUDDY YOUNG               President, Chief Executive           May 28, 2008
--------------------------     Officer, Chief Financial
Buddy Young                    Officer and Director (Principal
                               Executive, Financial and
                               Accounting Officer)


 /S/ JOSEPH ADELMAN            Director                             May 28, 2008
--------------------------
Joseph Adelman


 /S/ L. STEPHEN ALBRIGHT       Director                             May 28, 2008
--------------------------
L. Stephen Albright


 /S/ MEL POWELL                Director                             May 28, 2008
--------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN         Director                             May 28, 2008
--------------------------
Dennis Spiegelman