Form 10-Q
period 2008-05-31
FUTURA PICTURES, INC.
filed 2008-07-14
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2008


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

         The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2008.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                      3
         Condensed Balance Sheets
             May 31, 2008 and February 29, 2008                                4
         Condensed Statements of Operations
             For the Three  Months Ended May 31, 2008 and 2007
             and from December 10, 2003 (Date of Inception) to
             May 31, 2008                                                      5
         Condensed Statements of Shareholders' Deficit
             From December 10, 2003 (Date of Inception)
             to the May 31, 2008                                               6
         Condensed Statements of Cash Flows
             For the Three  Months Ended May 31, 2008 and 2007
             and from December 10, 2003 (Date of Inception) to
             May 31, 2008                                                      8
         Notes to Financial Statements                                        10

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Item 4.  Controls and Procedures                                              19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sale of Equity and Use of Proceeds                      19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

Signatures                                                                    20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                         MAY 31, 2008    FEBRUARY 29,
                                                          (Unaudited)        2008
                                                         ------------    ------------
ASSETS

     Cash ............................................   $     20,848    $     20,823
     Prepaid expenses ................................           --             1,000
                                                         ------------    ------------

          TOTAL ASSETS ...............................   $     20,848    $     21,823
                                                         ============    ============



LIABILITIES

     Accrued expenses ................................   $     12,560    $      3,737
     Unearned revenue ................................         25,000          25,000
     Accrued interest - related party ................             31              12
     Loan payable - related party ....................            957             957
                                                         ------------    ------------

          TOTAL LIABILITIES ..........................         38,548          29,706

STOCKHOLDERS' DEFICIT

     Common stock, par value $0.0001 per share
          Authorized - 100,000,000 shares
          Issued and outstanding - 1,599,750 shares
          and 1,538,750 shares, respectively .........            160             154
     Additional paid-in capital ......................        234,740         217,396
     Deficit accumulated during the development stage        (252,600)       (225,433)
                                                         ------------    ------------

          TOTAL STOCKHOLDERS' DEFICIT ................        (17,700)         (7,883)
                                                         ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $     20,848    $     21,823
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FROM DECEMBER
                                                                                10, 2003
                                             FOR THE THREE   FOR THE THREE    (DATE OF IN-
                                              MONTHS ENDED    MONTHS ENDED     CEPTION) TO
                                              MAY 31, 2008    MAY 31, 2007    MAY 31, 2008
                                              ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

     Selling, general and administrative ..   $     24,367    $     19,892    $    230,600
     Research and development expenses ....          2,000            --            13,000
     Directors' fees, non-cash compensation           --              --             5,000
                                              ------------    ------------    ------------

         TOTAL DEVELOPMENT STAGE EXPENSES .         26,367          19,892         248,600
                                              ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ................        (26,367)        (19,892)       (248,600)

     Income tax expense ...................            800             800           4,000

NET (LOSS) ................................   $    (27,167)   $    (20,692)   $   (252,600)
                                              ============    ============    ============

NET (LOSS) PER COMMON SHARE

     Basic and diluted ....................   $      (0.02)   $      (0.02)   $      (0.19)
                                              ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING

     Basic and diluted ....................      1,591,924       1,359,897       1,338,388
                                              ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2008
                                   (UNAUDITED)

                                                                                   DEFICIT
                                                                                 ACCUMULATED         TOTAL
                                         COMMON STOCK             ADDITIONAL     DURING THE      STOCKHOLDERS'
                                -----------------------------      PAID-IN       DEVELOPMENT        EQUITY
                                    SHARES          AMOUNT         CAPITAL          STAGE          (DEFICIT)
                                -------------   -------------   -------------   -------------    -------------
Issuance of common stock for
     cash - January 9, 2005 .       1,000,000   $         100   $       9,900   $        --      $      10,000

Issuance of common stock for
     directors' fees -
     January 9, 2005 ........          50,000               5           4,995            --              5,000

Issuance of common stock for
     loan commitment -
     related party -
     February 16, 2005 ......         190,000              19          18,981            --             19,000

Issuance of common stock for
     screenplay options -
     February 28, 2005 ......          10,000               1             999            --              1,000

Net (loss) for the year ended
     February 28, 2005 ......            --              --              --            (5,852)          (5,852)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2005 ..       1,250,000   $         125   $      34,875   $      (5,852)   $      29,148
                                -------------   -------------   -------------   -------------    -------------

Contributed services ........            --              --            41,600            --             41,600

Net (loss) for the year ended
     February 28, 2006 ......            --              --              --           (78,776)         (78,776)
                                -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2006 ..       1,250,000   $         125   $      76,475   $     (84,628)          (8,028)
                                -------------   -------------   -------------   -------------    -------------

Issuance of common stock for
     cash ...................         102,750              10          20,540            --             20,550

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2008
                                   (UNAUDITED)

                                                                                     DEFICIT
                                                                                   ACCUMULATED         TOTAL
                                         COMMON STOCK               ADDITIONAL     DURING THE      STOCKHOLDERS'
                                  -----------------------------      PAID-IN       DEVELOPMENT        EQUITY
                                      SHARES         AMOUNT          CAPITAL          STAGE          (DEFICIT)
                                  -------------   -------------   -------------   -------------    -------------
Contributed services ..........            --              --            41,600            --             41,600

Net (loss) for the year ended
     February 28, 2007 ........            --              --              --           (65,231)         (65,231)
                                  -------------   -------------   -------------   -------------    -------------

Balance, February 28, 2007 ....       1,352,750   $         135   $     138,615   $    (149,859)   $     (11,109)
                                  -------------   -------------   -------------   -------------    -------------

Issuance of common stock for
     cash .....................         186,000              19          37,181            --             37,200

Contributed services ..........            --              --            41,600            --             41,600

Net (loss) for the year
     ended February 29, 2008 ..            --              --              --           (75,574)         (75,574)
                                  -------------   -------------   -------------   -------------    -------------

Balance, February 29, 2008 ....       1,538,750             154         217,396        (225,433)          (7,883)
                                  -------------   -------------   -------------   -------------    -------------

Issuance of common stock for
     cash .....................          61,000               6          12,194            --             12,200

Contributed services ..........            --              --             5,150            --              5,150

Net (loss) for the three months
     ended May 31, 2008 .......            --              --              --           (27,167)         (27,167)
                                  -------------   -------------   -------------   -------------    -------------

Balance, May 31, 2008 .........       1,599,750   $         160   $     234,740   $    (252,600)   $     (17,700)
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FROM DECEMBER
                                                                                            10, 2003
                                                         FOR THE THREE   FOR THE THREE    (DATE OF IN-
                                                          MONTHS ENDED    MONTHS ENDED    CEPTION) TO
                                                          MAY 31, 2008    MAY 31, 2007    MAY 31, 2008
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) .......................................   $    (27,167)   $    (20,692)   $   (252,600)
     Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:
           Common stock issued for directors' fees ....           --              --             5,000
           Contributed services .......................          5,150          10,400         129,950
           Amortization expense .......................           --              --            20,000
           Changes in operating assets and liabilities:
                Prepaid expenses ......................          1,000            --              --
                Accrued expenses ......................          8,842           7,410          12,591
                Unearned revenue ......................           --              --            25,000
                                                          ------------    ------------    ------------

       NET CASH (USED) BY  OPERATING ACTIVITIES .......        (12,175)         (2,882)        (60,059)
                                                          ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan payable - related party .......           --              --            11,500
     Repayments on loan payable - related party .......           --              --           (10,543)
     Proceeds from sale of common stock ...............         12,200           2,000          79,950
                                                          ------------    ------------    ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES ......         12,200           2,000          80,907
                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH .......................         20,823            (882)         20,848

CASH AT THE BEGINNING OF THE PERIOD ...................             25           5,151            --
                                                          ------------    ------------    ------------

CASH AT THE END OF THE PERIOD .........................   $     20,848    $      4,269    $     20,848
                                                          ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                          FROM DECEMBER
                                                                                            10, 2003
                                                         FOR THE THREE   FOR THE THREE    (DATE OF IN-
                                                          MONTHS ENDED    MONTHS ENDED    CEPTION) TO
                                                          MAY 31, 2008    MAY 31, 2007    MAY 31, 2008
                                                          ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION

     Interest paid ....................................   $       --      $       --      $       --
     Taxes paid .......................................   $       --      $        800    $      2,571

SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of 50,000 shares of common stock
     for directors' fees ..............................   $       --      $       --      $      5,000

     Issuance of 190,000 shares of common stock
     for loan commitment ..............................   $       --      $       --      $     19,000

     Issuance of 10,000 shares of common stock
     for screenplay options ...........................   $       --      $       --      $      1,000

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended February 28, 2009. Accordingly, your attention is directed to footnote disclosures found in the February 29, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of May 31, 2008, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) the Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) the Company shall submit a script for the Project no later than June 30, 2008, for review and approval, and complete the Project no later than December 31, 2008.

NOTE 5   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2008. The note bears interest at 8% and is due upon demand, no later than June 30, 2009. The outstanding balance was $957 as of May 31, 2008.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the research and development of new documentaries. Per the agreement, the Company pays Calvin Young $2,000 per month and the term is six months. For the three months ended May, 2008, the Company's expense was $2,000 under this agreement.

NOTE 6   STOCKHOLDERS' DEFICIT

         For the three months ended May 31, 2008 and 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $10,400 has been recorded in each period. Of this amount, the President was paid $5,250 and $-0- during the three months ended May 31, 2008 and 2007, respectively. The President has waived reimbursement of $5,150 and $10,400 during the three months ended May 31, 2008 and 2007, respectively.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7   SUBSEQUENT EVENT (UNAUDITED)

         During June 2008, the Company submitted the script to the Hathaway Group in accordance with the Agreement (see Note 4) and received an additional $25,000 payment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


SELECT FINANCIAL INFORMATION

                                                      For the Three Months Ended
                                                         5/31/08       5/31/07
                                                       (Unaudited)   (Unaudited)
                                                        ---------     ---------

Statement of Operations Data
Total revenue ......................................    $    --       $    --
Operating loss .....................................    $ (26,367)    $ (19,892)
Net loss after taxes ...............................    $ (27,167)    $ (20,692)
Net loss per share .................................    $   (0.02)    $   (0.02)

Balance Sheet Data
Total assets .......................................    $  20,848     $   4,269
Total liabilities ..................................    $  38,548     $  23,670
Stockholder's equity (deficit) .....................    $ (17,700)    $ (19,401)


THREE-MONTH PERIOD ENDED MAY 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED MAY 31, 2007

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

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended May 31, 2008, we incurred a total of $24,367 general and administrative expenses. This consisted of $5,150 of contributed services by our CEO, Buddy Young, $5,250 of compensation expense paid to our CEO, Buddy Young and $9,198 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $19,892 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $8,154 of professional fees incurred for our audited financial statements and related filings.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we fulfill our contractual requirement related to the television documentary production.

PLAN OF OPERATION

         During the past twelve months, our main activities were focused on raising funds through the sale of equity, or other traditional borrowing sources in order to enable us to begin production on one of the above referenced projects. Additionally, in an effort to generate revenue from operations during fiscal 2009, and to help establish the Company within the motion picture industry, management obtained an agreement to produce a one hour television documentary During the next twelve months our efforts will continue to be focused on raising the funds required to develop and produce the screenplays that we have optioned, as well as enabling us to take advantage of business opportunities that may arise during the normal course of business. Such opportunities may include the optioning and development of additional scripts and participating in the co-financing of films produced by other companies. There is no assurance that any such opportunities will arise, nor whether we will have the funds available to us that will be sufficient to allow us to capitalize on them.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares of our common stock as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2009. As of May 31, 2008, the balance owing on this agreement was $957. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. Other than Mr. Young, no employee has received cash compensation from the Company. We have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $20,848 on May 31, 2008. Other than funds received pursuant to the above mentioned documentary production agreement, at this time, our only other known cash resource comes from the sale of equity, and an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2008. As of May 31, 2008 the balance owing on this agreement is $957. Payment of principal and interest is due on this loan on June 30, 2009.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 28, 2009. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

         During June 2008, we submitted the script to the Hathaway Group and received an additional $25,000 payment per the Agreement. See Note 4 to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4.  CONTROLS AND PROCEDURES

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


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended May 31, 2008, no matters were submitted to the Company's security holders.

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

                                     FUTURA PICTURES, INC.
                                     (Registrant)


Dated: July 14, 2008                 /S/ BUDDY YOUNG
                                     -----------------------------------
                                     Buddy Young, President and Chief
                                     Executive Officer