Form 10-Q
period 2008-08-31
FUTURA PICTURES, INC.
filed 2008-10-06
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2008

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

                                Yes [X]   No [_]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

         As of August 31, 2008 the issuer had of 1,599,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3
         Condensed Balance Sheets
             August 31, 2008 and February 28, 2008                            4
         Condensed Statements of Operations
             For the Three- and Six-Month Periods
             Ended August 31, 2008 and 2007                                   5
         Condensed Statements of Stockholders' Deficit
             For the Period from December 31, 2003 (Date
             Of Inception) to August 31, 2008                                 6
         Condensed Statements of Cash Flows
             For the Six Months Ended August 31, 2008
             and 2007                                                         8
         Notes to Financial Statements                                       10

Item 2.  Management's Discussion and Analysis or Plan
             of Operation                                                    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             20


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities and Use of Proceeds                           21

Item 3.  Defaults upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            21

Signatures                                                                   22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                        AUGUST 31,
                                                           2008     FEBRUARY 29,
                                                       (UNAUDITED)      2008
                                                        ---------    ---------

ASSETS

     Cash ...........................................   $  29,539    $  20,823
     Prepaid expenses ...............................        --          1,000
                                                        ---------    ---------

          TOTAL ASSETS ..............................   $  29,539    $  21,823
                                                        =========    =========



LIABILITIES

     Accrued expenses ...............................   $   6,742    $   3,737
     Unearned revenue ...............................      50,000       25,000
     Accrued interest - related party ...............          50           12
     Loan payable - related party ...................         957          957
                                                        ---------    ---------

          TOTAL LIABILITIES .........................      57,749       29,706

STOCKHOLDERS' DEFICIT

     Common stock, par value $0.0001 per share
          Authorized - 100,000,000 shares
          Issued and outstanding - 1,599,750 shares
          and 1,538,750 shares, respectively ........         160          154
     Additional paid-in capital .....................     239,740      217,396
     Deficit accumulated during the development stage    (268,110)    (225,433)
                                                        ---------    ---------

          TOTAL STOCKHOLDERS' DEFICIT ...............     (28,210)      (7,883)
                                                        ---------    ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  29,539    $  21,823
                                                        =========    =========


The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                     (DATE OF INCEPTION) TO AUGUST 31, 2008
                                   (UNAUDITED)

                                                                                                         FROM DECEMBER
                                                      FOR THE THREE                FOR THE SIX              10, 2003
                                                      MONTHS ENDED                 MONTHS ENDED            (DATE OF
                                              --------------------------    --------------------------     INCEPTION)
                                               AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,    TO AUGUST 31,
                                                  2008           2007           2008           2007           2008
                                              -----------    -----------    -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES

     Selling, general and administrative ..   $    15,510    $    15,346    $    39,877    $    35,238    $   246,110
     Research and development expense .....          --             --            2,000           --           13,000
     Directors' fees, non-cash compensation          --             --             --             --            5,000
                                              -----------    -----------    -----------    -----------    -----------

         TOTAL DEVELOPMENT STAGE EXPENSES .        15,510         15,346         41,877         35,238        264,110
                                              -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ................       (15,510)       (15,346)       (41,877)      (353,238)      (264,110)

     Income tax expense ...................          --             --              800            800          4,000
                                              -----------    -----------    -----------    -----------    -----------

NET (LOSS) ................................   $   (15,510)   $   (15,346)   $   (42,677)   $   (36,038)   $  (268,110)
                                              ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

     Basic and diluted ....................   $     (0.01)   $     (0.01)   $     (0.03)   $     (0.03)   $     (0.20)
                                              ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING

     Basic and diluted ....................     1,599,750      1,414,908      1,595,837      1,387,402      1,356,413
                                              ===========    ===========    ===========    ===========    ===========

                                                                               DEFICIT
                                                                             ACCUMULATED        TOTAL
                                       COMMON STOCK            ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------     PAID-IN       DEVELOPMENT      EQUITY
                                   SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
     cash - January 9, 2005 .      1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
     directors' fees -
     January 9, 2005 ........         50,000              5          4,995           --             5,000

Issuance of common stock for
     loan commitment -
     related party -
     February 16, 2005 ......        190,000             19         18,981           --            19,000

Issuance of common stock for
     screenplay options -
     February 28, 2005 ......         10,000              1            999           --             1,000

Net (loss) for the year ended
     February 28, 2005 ......           --             --             --           (5,852)         (5,852)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005 ..      1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                ------------   ------------   ------------   ------------    ------------

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
     February 28, 2006 ......           --             --             --          (78,776)        (78,776)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006 ..      1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
     cash ...................        102,750             10         20,540           --            20,550

                                                                               DEFICIT
                                                                             ACCUMULATED        TOTAL
                                       COMMON STOCK            ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------     PAID-IN       DEVELOPMENT      EQUITY
                                   SHARES         AMOUNT        CAPITAL         STAGE         (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
     February 28, 2007 ......           --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ..      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
     cash ...................        186,000             19         37,181           --            37,200

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year
     ended February 29, 2008            --             --             --          (75,574)        (75,574)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 29, 2008 ..      1,538,750            154        217,396       (225,433)         (7,883)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
     cash ...................         61,000              6         12,194           --            12,200

Contributed services ........           --             --           10,150           --            10,150

Net (loss) for the six months
     ended August 31, 2008 ..           --             --             --          (42,677)        (42,677)
                                ------------   ------------   ------------   ------------    ------------

Balance, August 31, 2008 ....      1,599,750   $        160   $    239,740   $   (268,110)   $    (28,210)
                                ============   ============   ============   ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FROM DECEMBER
                                                                 FOR THE SIX              10, 2003
                                                                 MONTHS ENDED            (DATE OF
                                                          --------------------------     INCEPTION)
                                                           AUGUST 31,     AUGUST 31,    TO AUGUST 31,
                                                              2008           2007           2008
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) .......................................   $   (42,677)   $   (36,038)   $  (268,110)
     Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:
           Common stock issued for directors' fees ....          --             --            5,000
           Contributed services .......................        10,150         20,800        134,950
           Amortization expense .......................          --             --           20,000
           Changes in operating assets and liabilities:
                Prepaid expenses ......................         1,000           --             --
                Accrued expenses ......................         3,043          2,785          6,792
                Unearned revenue ......................        25,000           --           50,000
                                                          -----------    -----------    -----------

       NET CASH (USED) BY  OPERATING ACTIVITIES .......        (3,484)       (12,453)       (51,368)
                                                          -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan payable - related party .......          --             --           11,500
     Repayments on loan payable - related party .......          --             --          (10,543)
     Proceeds from sale of common stock ...............        12,200         17,200         79,950
                                                          -----------    -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES ......        12,200         17,200         80,907
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................         8,716          4,747         29,539

CASH AT THE BEGINNING OF THE PERIOD ...................        20,823          5,151           --
                                                          -----------    -----------    -----------

CASH AT THE END OF THE PERIOD .........................   $    29,539    $     9,898    $    29,539
                                                          ===========    ===========    ===========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                  FROM DECEMBER
                                                            FOR THE SIX              10, 2003
                                                            MONTHS ENDED            (DATE OF
                                                     --------------------------     INCEPTION)
                                                      AUGUST 31,     AUGUST 31,    TO AUGUST 31,
                                                         2008           2007           2008
                                                     -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION

     Interest paid ...............................   $      --      $      --      $      --
     Taxes paid ..................................   $       800    $       800    $     3,371

SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of 50,000 shares of common stock for
     directors' fees .............................   $      --      $      --      $     5,000

     Issuance of 190,000 shares of common stock
     for loan commitment .........................   $      --      $      --      $    19,000

     Issuance of 10,000 shares of common stock for
     screenplay options ..........................   $      --      $      --      $     1,000

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended February 28, 2009. Accordingly, your attention is directed to footnote disclosures found in the February 29, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

         RECENT PRONOUNCEMENTS

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of SFAS No. 162 will have a material impact on its consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

         In  September   2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
         Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective March 1, 2008. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of August 31, 2008, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) the Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) the Company shall submit a script for the Project no later than June 30, 2008, for review and approval, and complete the Project no later than December 31, 2008. During June 2008, the Company submitted the script to the Hathaway Group in accordance with the Agreement and received an additional $25,000 payment in July 2008.

NOTE 5   RELATED PARTY TRANSACTION

         LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2008. The note bears interest at 8% and is due upon demand, no later than June 30, 2009. The outstanding balance was $957 as of August 31, 2008.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the research and development of new documentaries. Per the agreement, the Company paid Calvin Young $2,000 per month and the term is six months. For the six months ended August 31, 2008, the Company's expense was $2,000 under this agreement.

NOTE 6   STOCKHOLDERS' DEFICIT

         For the six months ended August 31, 2008 and 2007, the Company's President devoted time to the development process of the Company.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Compensation expense totaling $20,800 has been recorded in each period. Of this amount, the President was paid $10,650 and $-0- during the six months ended August 31, 2008 and 2007, respectively. The President has waived reimbursement of $10,150 and $20,800 during the six months ended August 31, 2008 and 2007, respectively.

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

SELECT FINANCIAL INFORMATION


                                           FOR THE THREE                FOR THE SIX
                                           MONTHS ENDED                 MONTHS ENDED
                                   --------------------------    --------------------------
                                    AUGUST 31,     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                       2008           2007           2008           2007
                                   -----------    -----------    -----------    -----------
Statement of Operations Data

Total Revenue ..................   $      --      $      --      $      --      $      --
Operating Loss .................   $   (15,510)   $   (15,346)   $   (41,877)   $   (35,238)
Net loss after taxes ...........   $   (15,510)   $   (15,346)   $   (42,677)   $   (36,038)
Net loss per share .............   $     (0.01)   $     (0.01)   $     (0.03)   $     (0.03)

Balance Sheet Data

Total assets ...................   $    29,539    $     9,898    $    29,539    $     9,898
Total liabilities ..............   $    57,749    $    19,045    $    57,749    $    19,045
Stockholders' equity (deficit) .   $   (28,210)   $    (9,147)   $   (28,210)   $    (9,147)


THREE-MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2007

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

         On December 27, 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. The material terms of the Agreement are: (a) we will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000, and in July 2008 received a second payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) The Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the documentary by December 31, 2008.

REVENUES

         Since our inception in 2003, we have had no revenues from operations.

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended August 31, 2008, we incurred a total of $15,510 general and administrative expenses. This consisted of $5,000 of contributed services by our CEO, Buddy Young, $5,400 compensation expense for our CEO, Buddy Young and $4,331 of professional fees incurred for our financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $15,346 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, $3,410 of professional fees incurred for our audited financial statements and related filings.

SIX-MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO SIX-MONTH PERIOD ENDED AUGUST 31, 2007

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the six month period ended August 31, 2008, we incurred a total of $41,877 general and administrative expenses. This consisted of $10,150 of contributed services by our CEO, Buddy Young, $10,650 of compensation expense paid to our CEO, Buddy Young and $13,529 of professional fees incurred for our financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $35,238 general and administrative expenses. This consisted primarily of $20,800 of contributed services by our CEO, Buddy Young, $11,564 of professional fees incurred for our audited financial statements and related filings.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares of our common stock as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls. The note bears interest at 8% and is due no later than June 30, 2009. As of August 31, 2008, the balance owing on this agreement was $957. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

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

         We had a cash balance of $29,539 on August 31, 2008. Other than funds received pursuant to the above mentioned documentary production agreement, at this time, our only other known cash resource comes from the sale of equity, and an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2008. As of August 31, 2008 the balance owing on this agreement is $957. Payment of principal and interest is due on this loan on June 30, 2009.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2008, no matters were submitted to the Company's security holders.

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

                                      FUTURA PICTURES, INC.
                                      (Registrant)


Dated:  October xx, 2008               /S/ BUDDY YOUNG
                                      --------------------------------
                                      Buddy Young, President and Chief
                                      Executive Officer