Form 10-Q/A
period 2008-08-31
FUTURA PICTURES, INC.
filed 2008-10-06
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                                      FUTURA PICTURES, INC.
                                      (Registrant)


Dated:  October 6, 2008               /S/ BUDDY YOUNG
                                      --------------------------------
                                      Buddy Young, President and Chief
                                      Executive Officer