Form 10-Q
period 2008-11-30
FUTURA PICTURES, INC.
filed 2009-01-12
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2008


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

                               Yes [X]   No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                        Accelerated filer [_]

Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         As of November 30, 2008 the issuer had of 1,599,750 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets
             November 30, 2008 and February 29, 2008                           4
         Condensed Statements of Operations
             For the Three and Nine Month Periods
             Ended November 30, 2008 and 2007 and from
             December 10, 2003 (Date of Inception) to
             November 30, 2008                                                 5
         Condensed Statements of Shareholders' Equity (Deficit)
             From December 10, 2003 (Date of Inception)
             To November 30, 2008                                            6-7
         Condensed Statements of Cash Flows
             For the Nine Months  Ended  November 30, 2008 and 2007
             and from December 10, 2003 (Date of Inception) to
             November 30, 2008                                               8-9
         Notes to Financial Statements                                     10-14


Item 2.  Management's Discussion and Analysis or Plan of Operation            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Item 4.  Controls and Procedures                                              20


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities and Use of Proceeds                            21

Item 3.  Defaults upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

Signatures                                                                    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                NOVEMBER 30,    FEBRUARY 29,
                                                                   2008            2008
                                                                (Unaudited)    (As Restated)
                                                               ------------    ------------
ASSETS

   Cash ....................................................   $      1,749    $     20,823
   Prepaid expenses ........................................           --             1,000
   Production in progress ..................................         13,000          11,000
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $     14,749    $     32,823
                                                               ============    ============



LIABILITIES

   Accrued expenses ........................................   $      5,215    $      3,737
   Unearned revenue ........................................         50,000          25,000
   Accrued interest - related party ........................             69              12
   Loan payable - related party ............................            957             957
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................         56,241          29,706

STOCKHOLDERS' EQUITY(DEFICIT)

   Common stock, par value $0.0001 per share
      Authorized - 100,000,000 shares
      Issued and outstanding - 1,599,750 shares and
      1,538,750 shares, respectively .......................            160             154
   Additional paid-in capital ..............................        244,740         217,396
   Deficit accumulated during the development stage ........       (286,392)       (214,433)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............        (41,492)          3,117
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     14,749    $     32,823
                                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2008
                                   (UNAUDITED)

                                                                                                                FROM
                                                           FOR THE THREE                    FOR THE NINE    DECEMBER 10,
                                           FOR THE THREE    MONTHS ENDED     FOR THE NINE   MONTHS ENDED    2003 (DATE OF
                                            MONTHS ENDED    NOVEMBER 30,     MONTHS ENDED   NOVEMBER 30,    INCEPTION) TO
                                            NOVEMBER 30,        2007         NOVEMBER 30,       2007        NOVEMBER 30,
                                                2008        (As Restated)       2008        (As Restated)       2008
                                            ------------    ------------    ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     18,024    $     13,921    $     57,901    $     49,159    $    264,134
   Production costs .....................         13,258            --            13,258            --            13,258
   Directors' fees, non-cash compensation           --              --              --              --             5,000
                                            ------------    ------------    ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         31,282          13,921          71,159          49,159         282,392
                                            ------------    ------------    ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (31,282)        (13,921)        (71,159)        (49,159)       (282,392)

   Income tax expense ...................           --              --               800             800           4,000
                                            ------------    ------------    ------------    ------------    ------------

NET (LOSS) ..............................   $    (31,282)   $    (13,921)   $    (71,959)   $    (49,959)   $   (286,392)
                                            ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.02)   $      (0.01)   $      (0.05)   $      (0.03)   $      (0.21)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,599,750       1,527,761       1,597,132       1,433,848       1,371,953
                                            ============    ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2008
                                   (UNAUDITED)

                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                       COMMON STOCK            ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------     PAID-IN       DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT        CAPITAL         STAGE          (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - January 9, 2005 ...      1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005 ..........         50,000              5          4,995           --             5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005 ........        190,000             19         18,981           --            19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005 ........         10,000              1            999           --             1,000

Net (loss) for the year ended
   February 28, 2005 ........           --             --             --           (5,852)         (5,852)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005 ..      1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                ------------   ------------   ------------   ------------    ------------

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2006 ........           --             --             --          (78,776)        (78,776)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006 ..      1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash .....................        102,750             10         20,540           --            20,550


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2008
                                   (UNAUDITED)

                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                       COMMON STOCK            ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------     PAID-IN       DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT        CAPITAL         STAGE          (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Contributed services .........          --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007 .........          --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ...     1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash ......................       186,000             19         37,181           --            37,200

Contributed services .........          --             --           41,600           --            41,600

Net (loss) for the year
   ended February 29, 2008 ...          --             --             --          (64,574)        (64,574)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 29, 2008
   (as restated) .............     1,538,750            154        217,396       (214,433)          3,117
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash ......................        61,000              6         12,194           --            12,200

Contributed services .........          --             --           15,150           --            15,150

Net (loss) for the nine months
   ended November 30, 2008 ...          --             --             --          (71,959)        (71,959)
                                ------------   ------------   ------------   ------------    ------------

Balance, November 30, 2008 ...     1,599,750   $        160   $    244,740   $   (286,392)   $    (41,492)
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            From
                                                                        For the Nine    December 10,
                                                        For the Nine    Months Ended    2003 (Date of
                                                        Months Ended    November 30,    Inception) to
                                                        November 30,        2007        November 30,
                                                            2008        (As Restated)       2008
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................   $    (71,959)   $    (49,959)   $   (286,392)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees ....           --              --             5,000
         Contributed services .......................         15,150          31,200         139,950
         Amortization expense .......................           --              --            20,000
         Changes in operating assets and liabilities:
              Prepaid expenses ......................          1,000          (2,000)           --
              Production in progress ................         (2,000)         (5,000)        (13,000)
              Accrued expenses ......................          1,535             919           5,284
              Unearned revenue ......................         25,000            --            50,000
                                                        ------------    ------------    ------------

     NET CASH (USED) BY  OPERATING ACTIVITIES .......        (31,274)        (24,840)        (79,158)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .......           --              --            11,500
   Repayments on loan payable - related party .......           --            (7,601)        (10,543)
   Proceeds from sale of common stock ...............         12,200          37,200          79,950
                                                        ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES ......         12,200          29,599          80,907
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH .....................        (19,074)          4,759           1,749

CASH AT THE BEGINNING OF THE PERIOD .................         20,823           5,151            --
                                                        ------------    ------------    ------------

CASH AT THE END OF THE PERIOD .......................   $      1,749    $      9,910    $      1,749
                                                        ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                            From
                                                                        For the Nine    December 10,
                                                        For the Nine    Months Ended    2003 (Date of
                                                        Months Ended    November 30,    Inception) to
                                                        November 30,        2007        November 30,
                                                            2008        (As Restated)       2008
                                                        ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid ....................................   $       --      $       --      $       --
   Taxes paid .......................................   $        800    $        800    $      3,371

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock
   for directors' fees ..............................   $       --      $       --      $      5,000

   Issuance of 190,000 shares of common stock
   for loan commitment ..............................   $       --      $       --      $     19,000

   Issuance of 10,000 shares of common stock
   for screenplay options ...........................   $       --      $       --      $      1,000


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1   BUSINESS AND PRESENTATION

         RESTATEMENT

         The Company has restated its financial statements for the year ended February 29, 2008 to properly state costs incurred on its production contract with the Hathaway Group (see Note 4). The financial statements previously reported costs incurred to develop the script as Research and Development expense. These costs should have been capitalized as Film Costs. Total assets at February 29, 2008 have been increased by $11,000 and the net loss has been reduced by the corresponding amount. For the period ended November 30, 2007, total assets have been increased by $5,000 and the net loss has been reduced by the corresponding amount.

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended February 28, 2009. Accordingly, your attention is directed to footnote disclosures found in the February 29, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

         PRODUCTION COSTS

         The Company periodically incurs costs to produce new videos. The Company has no historical revenue to aid management in accurately forecasting revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed $13,258 and $-0-during the nine months ended November 30, 2008 and 2007, respectively.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of November 30, 2008, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 4   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) the Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) the Company shall submit a script for the Project no later than June 30, 2008, for review and approval, and complete the Project no later than December 31, 2008. During June 2008, the Company submitted the script to the Hathaway Group in accordance with the Agreement and received an additional $25,000 payment in July 2008. During the quarter ended November 30, 2008, the Hathaway Group requested the Company suspend production due to the overall economic environment.

NOTE 5   RELATED PARTY TRANSACTIONS

         LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2009. The note bears interest at 8% and is due upon demand, no later than June 30, 2010. The outstanding balance was $957 as of November 30, 2008.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the development of a script to the Hathaway Group (see Note
         4). Per the agreement, the Company paid Calvin Young $2,000 per month and the term is six months. For the nine months ended November 30, 2008 and 2007, the Company's payments were $2,000 and $5,000, respectively, under this agreement.

NOTE 6   STOCKHOLDERS' DEFICIT

         For the nine months ended November 30, 2008 and 2007, the Company's President devoted time to the development process of the Company. Compensation expense totaling $31,200 has been recorded in each period. Of this amount, the President was paid $16,050 and $-0- during the nine months ended November 30, 2008 and 2007, respectively. The President has waived reimbursement of $15,150 and $31,200 during the nine months ended November 30, 2008 and 2007, respectively.

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

SELECT FINANCIAL INFORMATION

                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                 ----------------------------    ----------------------------
                                                 November 30,                    November 30,
                                 November 30,        2007        November 30,        2007
                                     2008        (As Restated)       2008        (As Restated)
                                 ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA

Total Revenue ................   $       --      $       --      $       --      $       --
Operating Loss ...............   $    (31,282)   $    (13,921)   $    (71,159)   $    (49,159)
Net loss after taxes .........   $    (31,282)   $    (13,921)   $    (71,959)   $    (49,959)
Net loss per share ...........   $      (0.01)   $      (0.01)   $      (0.05)   $      (0.04)

Balance Sheet Data

Total assets .................   $     14,749    $     16,910    $     14,749    $     16,910
Total liabilities ............   $     56,241    $      9,578    $     56,241    $      9,578
Stockholders' equity (deficit)   $    (41,492)   $      7,332    $    (41,492)   $      7,332


THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2007

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

         Further, On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) the Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) the Company shall submit a script for the Project no later than June 30, 2008, for review and approval, and complete the Project no later than December 31, 2008. During June 2008, the Company submitted the script to the Hathaway Group in accordance with the Agreement and received an additional $25,000 payment in July 2008.

         During the quarter ended November 30, 2008, as a result of current economic conditions, the Hathaway Group requested, and the Company agreed, to put the project on hold. All our work has ceased on the documentary, and there can be no assurance that production of the documentary will ever be completed, or that the Company will receive any additional funds pursuant to the above referenced agreement.

         During the quarter ended November 30, 2008, the Company commenced production on an approximately 45 minute "how-to" DVD entitled, THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY.

REVENUES

         Since our inception in 2003, we have had no revenues from operations, and do not anticipate having any revenues from operations during fiscal 2008.

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the three month period ended November 30, 2008, we incurred a total of $18,024 selling, general and administrative expenses. This consisted of $10,400 of services provided by our CEO, Buddy Young of which $5,400 was paid and reimbursement of the remaining $5,000 was waived and $5,363 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $13,921 general and administrative expenses. This consisted primarily of $10,400 of services provided by our CEO, Buddy Young which Mr. Young waived reimbursement of and $3,353 of professional fees incurred for our audited financial statements and related filings.

         During the three months ended November 30, 2008, we incurred $13,258 in production cost related to a dvd and workbook combination we are creating. We have no historical revenue to aid us in accurately forecasting revenues to be earned on these videos and have, accordingly, expensed such costs as incurred.

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO NINE-MONTH PERIOD ENDED NOVEMBER 30, 2007

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the nine month period ended November 30, 2008, we incurred a total of $57,901, selling, general and administrative expenses. This consisted of $31,200 of services provided by our CEO, Buddy Young of which $16,050 was paid and reimbursement of the remaining $15,150 was waived and $19,252 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $49,159 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, $17,311 of professional fees incurred for our audited financial statements and related filings.

         During the nine months ended November 30, 2008, we incurred $13,258 in production cost related to a dvd and workbook combination we are creating. We have no historical revenue to aid us in accurately forecasting revenues to be earned on these videos and have, accordingly, expensed such costs as incurred.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         During the past twelve months, our main activities were focused on raising funds through the sale of equity, or other traditional borrowing sources in order to enable us to begin production on one of the above referenced projects. Additionally, in an effort to generate revenue from operations during fiscal 2009, and to help establish the Company within the motion picture industry, management obtained an agreement to produce a one hour television documentary. As explained above, as a result of current economic conditions, the Hathaway Group requested, and the Company agreed, to put the project on hold. All work related to the production of the documentary has ceased.

         During the next twelve months in addition to our efforts to raise the funds required to implement our business plan, our activities will be comprised of completing the above mentioned "how-to" DVD. Among others, these activities include: (a) completing the post production process, (b) establish a distribution network (c) institute a marketing campaign, and (d) complete the development of a website for online sales of the DVD. Further, management will explore the possibility of producing additional "how-to" DVDs.

         If during the next twelve months we are unable to raise the necessary funds through the sale of additional equity, or from traditional borrowing sources, we may be forced to scale back our operations, or to totally abandon our business plan of producing feature films for home video, and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholder to be severely diluted.

          Prior to that time, we will utilize a portion of the funds made available to us under our agreement with our President and majority shareholder to borrow up to $100,000, to pay general and administrative expense. The balance of the $100,000 that is not spent as described above may be utilized as needed to take advantage of business opportunities that arise during the time we are attempting to raise funds. Such opportunities may include the optioning and development of additional scripts, participating in the co-financing of films produced by other companies, and the production of one or more "how-to" DVDs. There is no assurance that any such opportunities will arise, nor whether the remaining balance of the funds available to us will be sufficient to allow us to capitalize on them. However, we anticipate that the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, will be sufficient to fund our cash requirements to continue limited operations through the next 12 months.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2009. The note bears interest at 8% and is due no later than June 30, 2010. As of November 30, 2008, the balance owing on this agreement was $957. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, along with our vice president Joseph Adelman, and Mel Powell, our Director of acquisitions, all work on a part-time basis and have not yet received any cash compensation from the Company, we have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $1,749 on November 30, 2008. At this time, our only known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2009, and the sale of equity. As of November 30, 2008 the balance owing on this agreement is $957. Payment of principal and interest is due on this loan on June 30, 2010. During the nine months ended November 30, 2008 we sold 61,000 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $12,200.

         We believe the raising of funds through the sale of equity and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through December 31, 2009. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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


ITEM 1.  LEGAL PROCEEDINGS  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2008, no matters were submitted to the Company's security holders.

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

                                FUTURA PICTURES, INC.
                                (Registrant)


Dated: January 9, 2009          /S/ BUDDY YOUNG
                                ------------------------------------
                                    Buddy Young, President and Chief
                                    Executive Officer