Form 10-K/A
period 2008-02-29
FUTURA PICTURES, INC.
filed 2009-04-08
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                  For the fiscal year ended February 29, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                       Commission file number: 333-123611

                              FUTURA PICTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                               56-2495218
----------------------------                                 -------------------
(State or other jurisdiction                                  (IRS Employer or
      of organization)                                       Identification No.)

  17337 Ventura Boulevard, Suite 208, Encino, California            91316
      ---------------------------------------------              ----------
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

                                 Yes [X] No [_]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

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

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

         Documents incorporated by reference: None

         Transitional  Small Business  Disclosure Format (check one):

                                 Yes [_] No [X]

                                   FORM 10-K/A
                                    CONTENTS
                                                                            PAGE
                                                                            ----
PART I

   Item 1.   Description of Business...........................................3
   Item 2.   Description of Property...........................................9
   Item 3.   Legal Proceedings................................................10
   Item 4.   Submission of Matters to a Vote of Security Holders..............10

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters.........11
   Item 6.   Management's Discussion and Analysis or Plan of Operation........12
   Item 7.   Financial Statements.............................................17
   Item 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................32
   Item 8A.  Controls and Procedure...........................................32

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.........32
   Item 10.  Executive Compensation...........................................36
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...38
   Item 12.  Certain Relationships and Related Transactions...................38
   Item 13.  Exhibits.........................................................39
   Item 14.  Principal Accountant Fees and Services...........................39

SIGNATURES   .................................................................41

                              AMENDMENT OF FORM 10K

Subsequent to the issuance of the 10KSB for the year ended February 29, 2008, the Company identified an error in its financial statements in the recording of production in progress which resulted in an overstatement of research and development in the amount of $11,000 for the year ended February 29, 2008 and an understatement of production in progress in the amount of $11,000. Accordingly, the financial statements for the year ended February 29, 2008 have been restated to correct the error.

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

         The OTCBB requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at least one
(1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

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

SELECT FINANCIAL INFORMATION
                                                                   DECEMBER 10,
                                                                   2003 (DATE OF
                                       FOR THE YEARS ENDED         INCEPTION) TO
                                   FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                       2008            2007            2008
                                   ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA

Total Revenue ..................   $       --      $       --      $       --
Operating Loss .................   $    (63,774)   $    (64,431)   $   (211,233)
Net loss after taxes ...........   $    (64,574)   $    (65,231)   $   (214,433)
Net loss per share .............   $      (0.04)   $      (0.05)   $      (0.16)

BALANCE SHEET DATA

Total assets ...................   $     32,823    $      5,151    $     32,823
Total liabilities ..............   $     29,706    $     16,260    $     29,706
Stockholders' equity (deficit) .   $      3,117    $    (11,109)   $      3,117


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

         On December 27, 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. The material terms of the Agreement are: (a) we will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) The Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the documentary by December 31, 2008 .

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

ITEM 7.  FINANCIAL STATEMENTS.

                              FUTURA PICTURES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.......................18

Balance Sheets as of February 29, 2008 (as restated) and February 28, 2007....19

Statements of Operations......................................................20
     Years Ended February 29, 2008 (as restated) and February 28, 2007
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008

Statements of Stockholders' Deficit...........................................21
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008 (as restated)

Statements of Cash Flows......................................................23
     Years Ended February 29, 2008 (as restated) and February 28, 2007
     Period from December 10, 2003 (Date of Inception) to
         February 29, 2008

Notes to Financial Statements - February 29, 2008 (as restated)...............25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. (a development stage company; the "Company") as of February 29, 2008 (as restated) and the related statements of operations, stockholders' deficit and cash flows for the years ended February 29, 2008 (as restated) and February 28, 2007 and from inception (December 10, 2003)to February 29, 2008 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2008 (as restated) and the results of its operations and its cash flows for the years ended February 29, 2008 (as restated) and February 28, 2007 and from inception to February 29, 2008 (as restated), in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Farber Hass Hurley LLP
---------------------------------
    Farber Hass Hurley LLP

May 12, 2008, except for Notes 1 and 6, for which the date is March 25, 2009 Camarillo, California

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                                             2008
                                                         AS RESTATED        2007
                                                         -----------    -----------
ASSETS

   Cash ..............................................   $    20,823    $     5,151
   Prepaid expenses ..................................         1,000           --
   Production in progress ............................        11,000           --
                                                         -----------    -----------

      TOTAL ASSETS ...................................   $    32,823    $     5,151
                                                         ===========    ===========



LIABILITIES

   Accrued expenses ..................................   $     3,737    $     3,937
   Unearned revenue ..................................        25,000           --
   Accrued interest - related party ..................            12            823
   Loan payable - related party ......................           957         11,500
                                                         -----------    -----------

      TOTAL LIABILITIES ..............................        29,706         16,260

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
      Authorized - 100,000,000 shares
      Issued and outstanding - 1,538,750 shares
      and 1,352,750 shares, respectively .............           154            135
   Additional paid-in capital ........................       217,396        138,615
   Deficit accumulated during the development stage ..      (214,433)      (149,859)
                                                         -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...........         3,117        (11,109)
                                                         -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT) ................................   $    32,823    $     5,151
                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                             DECEMBER 10,
                                                                            2003 (DATE OF
                                                FOR THE YEARS ENDED         INCEPTION) TO
                                            FEBRUARY 29,                     FEBRUARY 29,
                                                2008        FEBRUARY 28,        2008
                                             AS RESTATED        2007         AS RESTATED
                                            ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     63,774    $     64,431    $    206,233
   Directors' fees, non-cash compensation           --              --             5,000
                                            ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         63,774          64,431         211,233
                                            ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (64,774)        (64,431)       (211,233)

   Income tax expense ...................            800             800           3,200

NET (LOSS) ..............................   $    (64,574)   $    (65,231)   $   (214,433)
                                            ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.04)   $      (0.05)   $      (0.16)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,459,930       1,288,923       1,318,106
                                            ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 29, 2008
                                   AS RESTATED

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 29, 2008
                                   AS RESTATED

                                                                               DEFICIT
                                                                              ACCUMULATED        TOTAL
                                        COMMON STOCK           ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------      PAID-IN      DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT         CAPITAL         STAGE         (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash .....................        102,750   $         10   $     20,540   $       --      $     20,550

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007 ........           --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ..      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash .....................        186,000             19         37,181           --            37,200

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year
   ended February 29, 2008 ..           --             --             --          (64,574)        (64,574)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 29, 2008 ..      1,538,750   $        154   $    217,396   $   (214,433)   $      3,117
                                ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                          DECEMBER 10,
                                                                                         2003 (DATE OF
                                                              FOR THE YEARS ENDED        INCEPTION) TO
                                                          FEBRUARY 29,                    FEBRUARY 29,
                                                             2008         FEBRUARY 28,       2008
                                                          AS RESTATED        2007         AS RESTATED
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ........................................   $    (64,574)   $    (65,231)   $   (214,433)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees .....           --              --             5,000
         Contributed services ........................         41,600          41,600         124,800
         Amortization expense ........................           --              --            20,000
         Changes in operating assets and liabilities:
              Prepaid expenses .......................         (1,000)           --            (1,000)
              Accrued expenses .......................         (1,011)           (880)          3,749
              Unearned revenue .......................         25,000            --            25,000
                                                         ------------    ------------    ------------

     NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES             15         (24,511)        (36,884)
                                                         ------------    ------------    ------------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
   Production in progress ............................        (11,000)           --           (11,000)
                                                         ------------    ------------    ------------

     NET CASH (USED) BY INVESTING ACTIVITES ..........        (11,000)           --           (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ........           --             9,000          11,500
   Repayments on loan payable - related party ........        (10,543)           --           (10,543)
   Proceeds from sale of common stock ................         37,200          20,550          67,750
                                                         ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITES ........         26,657          29,550          68,707
                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH ......................         15,672           5,039          20,823

CASH AT THE BEGINNING OF THE YEAR ....................          5,151             112            --
                                                         ------------    ------------    ------------

CASH AT THE END OF THE YEAR ..........................   $     20,823    $      5,151    $     20,823
                                                         ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                    DECEMBER 10,
                                                                                   2003 (DATE OF
                                                        FOR THE YEARS ENDED        INCEPTION) TO
                                                    FEBRUARY 29,                    FEBRUARY 29,
                                                       2008         FEBRUARY 28,       2008
                                                    AS RESTATED        2007         AS RESTATED
                                                   ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid ...............................   $       --      $       --      $       --
   Taxes paid ..................................   $        800    $        800    $      2,571

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees .............................   $       --      $       --      $      5,000

   Issuance of 190,000 shares of common stock
   for loan commitment .........................   $       --      $       --      $     19,000

   Issuance of 10,000 shares of common stock for
   screenplay options ..........................   $       --      $       --      $      1,000

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the issuance of the financial statements for the year ended February 29, 2008 the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $11,000 for the year ended February 29, 2008 and an understatement of production in progress in the amount of $11,000. Accordingly, the financial statements for the year ended February 29, 2008 have been restated to correct the error.

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

         PRODUCTION IN PROCESS

         The Company capitalizes costs incurred in the development of a documentary under a Production Agreement (the "Agreement"; see Note 6). The Company utilizes the Completed Contract method for this Agreement and, accordingly, costs incurred are capitalized and receipts are recorded as Unearned Revenue until completion of the documentary.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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
                                                                 ======

NOTE 5   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). The material terms of the Agreement are: (a) the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications; (b) upon signing the Agreement, the Company received the initial payment of $25,000 (recorded as Deferred Revenue in the accompanying balance sheet), with the balance to be paid in accordance with the Agreement's materials delivery schedule; (c) the Company shall supervise and be responsible for the entire production work, and shall arrange and pay for all materials and labor required to complete the Project; and, (d) the Company shall submit a script for the Project no later than March 31, 2008, for review and approval, and complete the Project no later than December 31, 2008.

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

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement (the "contract") with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the development of a script under the Agreement noted in Note 5. Per the contract, the Company pays Calvin Young $2,000 per month. For the year ended February 29, 2008, the Company's costs incurred were $11,000 under this agreement.

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

NOTE 8   INCOME TAXES

         DEFERRED TAX COMPONENTS

         Significant components of the Company's deferred tax assets are as follows at February 29, 2008:

         Net operating loss carry-forward .............       $ 19,500
            Less valuation allowance ..................        (19,500)
                                                              --------
            Net deferred tax assets ...................       $      0
                                                              ========

         Summary of valuation allowance:

            Balance, March 1, 2007 ....................       $ 13,000
            Addition for the year ended
               February 29, 2008 ......................          6,500
                                                              --------
            Balance, February 29, 2008 ................       $ 19,500
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         NET OPERATING LOSS

         The Company has the following net operating loss carry-forwards:

         YEAR OF LOSS              EXPIRATION DATE               AMOUNT

         February 28, 2005         February 28, 2025          $   5,852
         February 28, 2006         February 28, 2026             37,136
         February 28, 2007         February 28, 2027             22,047
         February 29, 2008         February 28, 2028             32,529
                                                              ---------

         Total net operating loss carry-forwards              $  97,564
                                                              =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the subsequent discovery of the error in our accounting for research and development expenses, the Certifying Officer now concludes that the Company's disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We intend to address the deficiency noted above in the second quarter of 2009 and take corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 10. EXECUTIVE COMPENSATION

----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
                                                                                    Securities
                                                   Other Annual     Restricted      Underlying       LTIP          All Other
      Name         Year      Salary      Bonus     Compensation    Stock Awards    Options/ SARS    Payouts      Compensation
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Buddy Young       2004
                  2005          -0-        -0-           -0-          -0-                -0-          -0-        (1) (3)
                  2006
                  2007
                    &
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

L. Stephen        2004                                                                                           (1) (2)
Albright          2005          -0-        -0-           -0-          10,000             -0-          -0-
                  2006
                  2007
                    &
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Joseph Adelman    2004                                                                                           (1) (2)
                  2005          -0-        -0-           -0-          10,000             -0-          -0-
                  2006
                  2007
                    &
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Dennis            2004                                                                                           (1) (2)
Spiegelman        2005          -0-        -0-           -0-          10,000             -0-          -0-
                  2006
                  2007
                    &
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Mel Powell
                  2004                                                                                           (1) (2)
                  2005          -0-        -0-           -0-          10,000             -0-          -0-
                  2006
                  2007
                    &
                  2008
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

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

                                   NUMBER OF             PERCENTAGE OF
NAME AND ADDRESS                 SHARES OWNED             CLASS OWNED

Young Family Trust                 1,190,000 (1)             77.34%

Buddy Young and Rebecca Young      1,190,000 (1)             77.34%

Joseph Adelman                        10,000                  0.65%

Stephen Albright                      10,000                  0.65%

Mel Powell                            10,000                  0.65%

Dennis Spiegelman                     10,000                  0.65%


All officers and directors as
  a group (5 persons)              1,230,000                 79.94%

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

                              FUTURA PICTURES, INC.


                              By:   /S/BUDDY YOUNG
                                  -------------------------------------
                                  Buddy Young
                                  President and Chief Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME                         TITLE                              DATE
----                         -----                              ----


 /S/ BUDDY YOUNG             President, Chief Executive         April 8, 2009
-------------------------    Officer, Chief Financial
Buddy Young                  Officer and Director (Principal
                             Executive, Financial and
                             Accounting Officer)

 /S/ JOSEPH ADELMAN          Director                           April 8, 2009
-------------------------
Joseph Adelman


 /S MEL POWELL               Director                           April 8, 2009
-------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN       Director                           April 8, 2009
-------------------------
Dennis Spiegelman