Form 10-Q/A
period 2008-05-31
FUTURA PICTURES, INC.
filed 2009-04-08
CIK 1321710

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

                              AMENDMENT OF FORM 10Q

Subsequent to the issuance of the financial statements for the three months ended May 31, 2008 the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $2,000 for the three months ended May 31, 2008 and $13,000 for the period of inception, December 10, 2003, to May 31, 2008 and an understatement of production in progress in the amount of $13,000. Accordingly, the financial statements for the three months ended May 31, 2008 have been restated to correct the error.

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A



PART I   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements (Unaudited)                                      4
         Condensed Balance Sheets
             May 31, 2008 and February 29, 2008 (as restated)                  5
         Condensed Statements of Operations
             For the Three  Months Ended May 31, 2008 and 2007 and from
             December 10, 2003 (Date of Inception) to
             May 31, 2008 (as restated)                                        6
         Condensed Statements of Shareholders' Deficit
             From December 10, 2003 (Date of Inception)
             to the May 31, 2008 (as restated)                                 7
         Condensed  Statements of Cash Flows For the Three Months Ended
             May 31, 2008 and 2007 and from  December 10, 2003 (Date of
             Inception) to May 31, 2008 (as restated)                          9
         Notes to Financial Statements (as restated)                          11

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         15

Item 3   Quantitative and Qualitative Disclosures About Market Risk           20

Item 4   Controls and Procedures                                              20

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sale of Equity and Use of Proceeds                      20

Item 3.  Defaults upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             21

Signatures                                                                    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  AS RESTATED

                                                               MAY 31, 2008    FEBRUARY 29,
                                                                (Unaudited)        2008
                                                                AS RESTATED     AS RESTATED
                                                               ------------    ------------
ASSETS

   Cash ....................................................   $     20,848    $     20,823
   Prepaid expenses ........................................           --             1,000
   Production in progress ..................................         13,000          11,000
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $     33,848    $     32,823
                                                               ============    ============



LIABILITIES

   Accrued expenses ........................................   $     12,560    $      3,737
   Unearned revenue ........................................         25,000          25,000
   Accrued interest - related party ........................             31              12
   Loan payable - related party ............................            957             957
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................         38,548          29,706

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,599,750
        shares and 1,538,750 shares, respectively ..........            160             154
   Additional paid-in capital ..............................        234,740         217,396
   Deficit accumulated during the development stage ........       (239,600)       (214,433)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............         (4,700)          3,117
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     33,848    $     32,823
                                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   AS RESTATED

                                                                                FROM
                                                                             DECEMBER 10,
                                           FOR THE THREE                     2003 (DATE
                                            MONTHS ENDED   FOR THE THREE    OF INCEPTION)
                                            MAY 31, 2008    MONTHS ENDED    MAY 31, 2008
                                             AS RESTATED    MAY 31, 2007     AS RESTATED
                                            ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     24,367    $     19,892    $    230,600
   Directors' fees, non-cash compensation           --              --             5,000
                                            ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         24,367          19,892         235,600
                                            ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (24,367)        (19,892)       (235,600)

   Income tax expense ...................            800             800           4,000

NET (LOSS) ..............................   $    (25,167)   $    (20,692)   $   (239,600)
                                            ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.02)   $      (0.02)   $      (0.18)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,591,924       1,359,897       1,338,388
                                            ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2008
                                   (Unaudited)
                                   AS RESTATED

                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                        COMMON STOCK           ADDITIONAL      DURING THE    STOCKHOLDERS'
                                ---------------------------      PAID-IN      DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT         CAPITAL        STAGE          (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash - January 9, 2005          1,000,000   $        100   $      9,900   $       --      $     10,000

Issuance of common stock for
   directors' fees -
   January 9, 2005                    50,000              5          4,995           --             5,000

Issuance of common stock for
   loan commitment -
   related party -
   February 16, 2005                 190,000             19         18,981           --            19,000

Issuance of common stock for
   screenplay options -
   February 28, 2005                  10,000              1            999           --             1,000

Net (loss) for the year ended
   February 28, 2005                    --             --             --           (5,852)         (5,852)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005         1,250,000   $        125   $     34,875   $     (5,852)   $     29,148
                                ------------   ------------   ------------   ------------    ------------

Contributed services                    --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2006                    --             --             --          (78,776)        (78,776)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006         1,250,000   $        125   $     76,475   $    (84,628)   $     (8,028)
                                ------------   ------------   ------------   ------------    ------------

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2008
                                   (Unaudited)
                                   AS RESTATED

                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                        COMMON STOCK           ADDITIONAL      DURING THE    STOCKHOLDERS'
                                ---------------------------      PAID-IN      DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT         CAPITAL        STAGE          (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Issuance of common stock for
   cash                         $    102,750   $         10   $     20,540   $       --      $     20,550

Contributed services                    --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007                    --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007         1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash                              186,000             19         37,181           --            37,200

Contributed services                    --             --           41,600           --            41,600

Net (loss) for the year
   ended February 29, 2008              --             --             --          (64,574)        (64,574)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 29, 2008         1,538,750            154        217,396       (214,433)          3,117
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash                               61,000              6         12,194           --            12,200

Contributed services                    --             --            5,150           --             5,150

Net (loss) for the three months
   ended May 31, 2008                   --             --             --          (25,167)        (25,167)
                                ------------   ------------   ------------   ------------    ------------

Balance, May 31, 2008              1,599,750   $        160   $    234,740   $   (239,600)   $     (4,700)
                                ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  AS RESTATED

                                                                                         FROM
                                                          FOR THE                     DECEMBER 10,
                                                           THREE        FOR THE      2003 (DATE OF
                                                       MONTHS ENDED      THREE       INCEPTION) TO
                                                       MAY 31, 2008   MONTHS ENDED   MAY 31, 2008
                                                        AS RESTATED   MAY 31, 2007    AS RESTATED
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................   $   (25,167)   $   (20,692)   $  (239,600)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees ....          --             --            5,000
         Contributed services .......................         5,150         10,400        129,950
         Amortization expense .......................          --             --           20,000
         Changes in operating assets and liabilities:
              Prepaid expenses ......................         1,000           --             --
              Accrued expenses ......................         8,842          7,410         12,591
              Unearned revenue ......................          --             --           25,000
                                                        -----------    -----------    -----------

     NET CASH (USED) BY  OPERATING ACTIVITIES .......       (10,175)        (2,882)       (47,059)
                                                        -----------    -----------    -----------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
   Production in progress ...........................        (2,000)          --          (13,000)
                                                        -----------    -----------    -----------

     NET CASH (USED) BY FINANCING ACTIVITIES ........        (2,000)          --          (13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party .......          --             --           11,500
   Repayments on loan payable - related party .......          --             --          (10,543)
   Proceeds from sale of common stock ...............        12,200          2,000         79,950
                                                        -----------    -----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES ......        12,200          2,000         80,907
                                                        -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................            25           (882)        20,848

CASH AT THE BEGINNING OF THE PERIOD .................        20,823          5,151           --
                                                        -----------    -----------    -----------

CASH AT THE END OF THE PERIOD .......................   $    20,848    $     4,269    $    20,848
                                                        ===========    ===========    ===========

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                                   AS RESTATED

                                                                                      FROM
                                                      FOR THE                     DECEMBER 10,
                                                       THREE        FOR THE      2003 (DATE OF
                                                   MONTHS ENDED      THREE       INCEPTION) TO
                                                   MAY 31, 2008   MONTHS ENDED   MAY 31, 2008
                                                    AS RESTATED   MAY 31, 2007    AS RESTATED
                                                    -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid                                    $      --      $      --      $      --
   Taxes paid                                       $      --      $       800    $     2,571

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees                                  $      --      $      --      $     5,000

   Issuance of 190,000 shares of common stock
   for loan commitment                              $      --      $      --      $    19,000

   Issuance of 10,000 shares of common stock for
   screenplay options                               $      --      $      --      $     1,000

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the issuance of the financial statements for the three months ended May 31, 2008 the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $2,000 for the three months ended May 31, 2008 and $13,000 for the period of inception, December 10, 2003, to May 31, 2008 and an understatement of production in progress in the amount of $13,000. Accordingly, the financial statements for the three months ended May 31, 2008 have been restated to correct the error.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

         PRODUCTION IN PROCESS

         The Company capitalizes costs incurred in the development of a documentary under a Production Agreement (the "Agreement"; see Note 5). The Company utilizes the Completed Contract method for this Agreement and, accordingly, costs incurred are capitalized and receipts are recorded as Unearned Revenue until completion of the documentary.

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

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement (the "contract") with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

         services in relation to the development of a script under the Agreement noted in Note 4. Per the contract, the Company pays Calvin Young $2,000 per month. As of May 31, 2008, the Company's costs incurred were $13,000 under this agreement.

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

SELECT FINANCIAL INFORMATION

                                                  For the Three Months Ended
                                               --------------------------------
                                                 5/31/08              5/31/07
                                               (Unaudited)          (Unaudited)
                                               ------------        ------------

Statement of Operations Data
Total revenue ..........................       $       --          $       --
Operating loss .........................       $    (24,367)       $    (19,892)
Net loss after taxes ...................       $    (25,167)       $    (20,692)
Net loss per share .....................       $      (0.02)       $      (0.02)

Balance Sheet Data
Total assets ...........................       $     33,848        $      4,269
Total liabilities ......................       $     38,548        $     23,670
Stockholder's equity (deficit) .........       $     (4,700)       $    (19,401)


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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                  FUTURA PICTURES, INC.
                                  (Registrant)


Dated: April 8, 2009               /S/ BUDDY YOUNG
                                   ------------------------------------
                                       Buddy Young, President and Chief
                                       Executive Officer