Form 10-Q/A
period 2008-08-31
FUTURA PICTURES, INC.
filed 2009-04-08
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2
                                       to
                                    Form 10-Q

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

                              AMENDMENT OF FORM 10Q

Subsequent to the issuance of the financial statements for the six months ended August 31, 2008 the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $2,000 for the six months ended August 31, 2008 and $13,000 for the period of inception, December 10, 2003, to August 31, 2008 and an understatement of production in progress in the amount of $13,000. Accordingly, the financial statements for the six months ended August 31, 2008 have been restated to correct the error.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q/A

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)                                      4
         Condensed Balance Sheets
             August 31, 2008 and February 28, 2008 (as restated)               5
         Condensed Statements of Operations
             For the Three- and Six-Month Periods
             Ended August 31, 2008 and 2007 and from
             December 10, 2003 (Date of Inception) to
             August 31, 2008 (as restated)                                     6
         Condensed Statements of Stockholders' Deficit
             From December 31, 2003 (Date of Inception)
             to August 31, 2008 (as restated)                                  7
         Condensed Statements of Cash Flows
             For the Six Months Ended August 31, 2008 and
             2007 and from December 10, 2003 (Date of Inception)
             to August 31, 2008 (as restated)                                  9
         Notes to Financial Statements (as restated)                          11

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

Signatures                                                                    23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  AS RESTATED
                                                                    AUGUST 31,
                                                                       2008        FEBRUARY 29,
                                                                   (Unaudited)        2008
                                                                   AS RESTATED     AS RESTATED
                                                                  ------------    ------------
ASSETS

   Cash .......................................................   $     29,539    $     20,823
   Prepaid expenses ...........................................           --             1,000
   Production in progress .....................................         13,000          11,000
                                                                  ------------    ------------

        TOTAL ASSETS ..........................................   $     42,539    $     32,823
                                                                  ============    ============

LIABILITIES

   Accrued expenses ...........................................   $      6,742    $      3,737
   Unearned revenue ...........................................         50,000          25,000
   Accrued interest - related party ...........................             50              12
   Loan payable - related party ...............................            957             957
                                                                  ------------    ------------
        TOTAL LIABILITIES .....................................         57,749          29,706

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,599,750 shares and 1,538,750
        shares, respectively ..................................            160             154
   Additional paid-in capital .................................        239,740         217,396
   Deficit accumulated during the development stage ...........       (255,110)       (214,433)
                                                                  ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................        (15,210)          3,117
                                                                  ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..   $     42,539    $     32,823
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   AS RESTATED


                                                                                                               FROM
                                                                                                            DECEMBER 10,
                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS        2003 (DATE
                                                      ENDED AUGUST 31,             ENDED  AUGUST 31,       OF INCEPTION)
                                                --------------------------    --------------------------   TO AUGUST 31,
                                                                                 2008                           2008
                                                    2008           2007       AS RESTATED        2007       AS RESTATED
---------------------------------------------   -----------    -----------    -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES
  Selling, general and administrative .......   $    15,510    $    15,346    $    39,877         35,238    $   246,110
  Directors' fees, non-cash compensation ....          --             --             --             --            5,000
                                                -----------    -----------    -----------    -----------    -----------
    TOTAL DEVELOPMENT STAGE EXPENSES ........        15,510         15,346         39,877         35,238        251,110
                                                -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES ..................       (15,510)       (15,346)       (39,877)      (353,238)      (251,110)
  Income tax expense ........................          --             --              800            800          4,000
                                                -----------    -----------    -----------    -----------    -----------

NET (LOSS) ..................................   $   (15,510)   $   (15,346)   $   (40,677)       (36,038)   $  (255,110)
                                                ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE
  Basic and diluted .........................   $     (0.01)   $     (0.01)   $     (0.03)   $     (0.03)   $     (0.19)
                                                ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  Basic and diluted .........................     1,599,750      1,414,908    $ 1,595,837      1,387,402      1,356,413
                                                ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                     (DATE OF INCEPTION) TO AUGUST 31, 2008
                                   (Unaudited)
                                   AS RESTATED
                                                                     DEFICIT
                                                                    ACCUMULATED    TOTAL
                                     COMMON STOCK       ADDITIONAL  DURING THE   STOCKHOLDERS'
                                ---------------------    PAID-IN    DEVELOPMENT   EQUITY
                                 SHARES      AMOUNT      CAPITAL      STAGE      (DEFICIT)
                                ---------   ---------   ---------   ---------    ---------
Issuance of common stock for
  cash - January 9, 2005 ....   1,000,000   $     100   $   9,900   $    --      $  10,000

Issuance of common stock for
  directors' fees -
  January 9, 2005 ...........      50,000           5       4,995        --          5,000

Issuance of common stock for
  loan commitment -
  related party -
  February 16, 2005 .........     190,000          19      18,981        --         19,000

Issuance of common stock for
  screenplay options -
  February 28, 2005 .........      10,000           1         999        --          1,000

Net (loss) for the year ended
  February 28, 2005 .........        --          --          --        (5,852)      (5,852)
                                ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2005 ..   1,250,000   $     125   $  34,875   $  (5,852)   $  29,148
                                ---------   ---------   ---------   ---------    ---------

Contributed services ........        --          --        41,600        --         41,600

Net (loss) for the year ended
  February 28, 2006 .........        --          --          --       (78,776)     (78,776)
                                ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2006 ..   1,250,000   $     125   $  76,475   $ (84,628)   $  (8,028)
                                ---------   ---------   ---------   ---------    ---------

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
               (DATE OF INCEPTION) TO AUGUST 31, 2008 (CONTINUED)
                                   (Unaudited)
                                   AS RESTATED

                                                                     DEFICIT
                                                                    ACCUMULATED    TOTAL
                                     COMMON STOCK       ADDITIONAL  DURING THE   STOCKHOLDERS'
                                ---------------------    PAID-IN    DEVELOPMENT   EQUITY
                                 SHARES      AMOUNT      CAPITAL      STAGE      (DEFICIT)
                                ---------   ---------   ---------   ---------    ---------
Issuance of common stock for
  cash ......................     102,750          10      20,540        --         20,550

Contributed services ........        --          --        41,600        --         41,600

Net (loss) for the year ended
  February 28, 2007 .........        --          --          --       (65,231)     (65,231)
                                ---------   ---------   ---------   ---------    ---------

Balance, February 28, 2007 ..   1,352,750   $     135   $ 138,615   $(149,859)   $ (11,109)
                                ---------   ---------   ---------   ---------    ---------

Issuance of common stock for
  cash ......................     186,000          19      37,181        --         37,200

Contributed services ........        --          --        41,600        --         41,600

Net (loss) for the year
  ended February 29, 2008 ...        --          --          --       (64,574)     (64,574)
                                ---------   ---------   ---------   ---------    ---------

Balance, February 29, 2008 ..   1,538,750         154     217,396    (214,433)       3,117
                                ---------   ---------   ---------   ---------    ---------

Issuance of common stock for
  cash ......................      61,000           6      12,194        --         12,200

Contributed services ........        --          --        10,150        --         10,150

Net (loss) for the six months
  ended August 31, 2008 .....        --          --          --       (40,677)     (40,677)
                                ---------   ---------   ---------   ---------    ---------

Balance, August 31, 2008 ....   1,599,750   $     160   $ 239,740   $(255,110)   $ (15,210)
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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   AS RESTATED

                                                                                         FROM
                                                                                      DECEMBER 10,
                                                           FOR THE SIX MONTHS          2003 (DATE
                                                            ENDED AUGUST 31,         OF INCEPTION)
                                                     ----------------------------    TO AUGUST 31,
                                                          2008                           2008
                                                      AS RESTATED       2007          AS RESTATED
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) .....................................   $    (40,677)   $    (36,038)   $   (255,110)
  Adjustments to reconcile net (loss) to net cash
    (used) by operating activities:
      Common stock issued for directors' fees ....           --              --             5,000
      Contributed services .......................         10,150          20,800         134,950
      Amortization expense .......................           --              --            20,000
      Changes in operating assets and liabilities:
        Prepaid expenses .........................          1,000            --              --
        Accrued expenses .........................          3,043           2,785           6,792
        Unearned revenue .........................         25,000            --            50,000
                                                     ------------    ------------    ------------
NET CASH (USED) BY  OPERATING ACTIVITIES .........         (1,484)        (12,453)        (38,368)
                                                     ------------    ------------    ------------
CASH FLOWS (USED) BY INVESTING ACTIVITIES:
  Production in progress .........................         (2,000)           --           (13,000)
                                                     ------------    ------------    ------------
NET CASH (USED) BY INVESTING ACTIVITIES ..........         (2,000)           --           (13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party .....           --              --            11,500
  Repayments on loan payable - related party .....           --              --           (10,543)
  Proceeds from sale of common stock .............         12,200          17,200          79,950
                                                     ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         12,200          17,200          80,907
                                                     ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ..................          8,716           4,747          29,539

CASH AT THE BEGINNING OF THE PERIOD ..............         20,823           5,151            --
                                                     ------------    ------------    ------------
CASH AT THE END OF THE PERIOD ....................   $     29,539    $      9,898    $     29,539
                                                     ============    ============    ============

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                                   AS RESTATED
                                                    FOR THE SIX MONTHS       FROM DECEMBER 10,
                                                     ENDED AUGUST 31,        2003 (DATE OF
                                               ---------------------------   INCEPTION) TO
                                                   2008           2007       AUGUST 31, 2008
                                               ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

  Interest paid ............................   $       --     $       --     $       --
  Taxes paid ...............................   $        800   $        800   $      3,371

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

  Issuance of 50,000 shares of
  common stock for directors' fees .........   $       --     $       --     $      5,000

  Issuance of 190,000 shares of
  common stock for loan commitment .........   $       --     $       --     $     19,000

  Issuance of 10,000 shares of
  common stock for screenplay options ......   $       --     $       --     $      1,000

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the issuance of the financial statements for the six months ended August 31, 2008 the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $2,000 for the six months ended August 31, 2008 and $13,000 for the period of inception, December 10, 2003, to August 31, 2008 and an understatement of production in progress in the amount of $13,000. Accordingly, the financial statements for the six months ended August 31, 2008 have been restated to correct the error.

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

         Company has elected to present an unclassified balance sheet.

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement (the "contract") with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the development of a script under the Agreement noted in Note 4. Per the contract, the Company pays Calvin Young $2,000 per month. As of August 31, 2008, the Company's costs incurred were $13,000 under this agreement.

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

SELECT FINANCIAL INFORMATION

                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                         AUGUST 31,                   AUGUST 31,
                                 -------------------------    -------------------------
                                    2008          2007           2008          2007
                                 -----------   -----------    -----------   -----------
Statement of Operations Data

Total Revenue ................   $      --     $      --      $      --     $      --
Operating Loss ...............   $   (15,510)  $   (15,346)   $   (39,877)  $   (35,238)
Net loss after taxes .........   $   (15,510)  $   (15,346)   $   (40,677)  $   (36,038)
Net loss per share ...........   $     (0.01)  $     (0.01)   $     (0.03)  $     (0.03)

Balance Sheet Data

Total assets .................   $    42,539   $     9.898    $    42,539   $     9,898
Total liabilities ............   $    57,749   $    19.045    $    57,749   $    19,045
Stockholders' equity (deficit)   $   (15,210)  $    (9,147)   $   (15,210)  $    (9,147)

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

SIX-MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO SIX-MONTH PERIOD ENDED AUGUST 31, 2007

EXPENSES

         To date, our expenses have consisted mainly of general and administrative expenses. The main components being contributed services, professional services and the amortization of our loan commitment fee. During the six month period ended August 31, 2008, we incurred a total of $39,877 general and administrative expenses. This consisted of $10,150 of contributed services by our CEO, Buddy Young, $10,650 of compensation expense paid to our CEO, Buddy Young and $13,529 of professional fees incurred for our financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2007, we incurred a total of $35,238 general and administrative expenses. This consisted primarily of $20,800 of contributed services by our CEO, Buddy Young, $11,564 of professional fees incurred for our audited financial statements and related filings.

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


                                          FUTURA PICTURES, INC.
                                          (Registrant)

Dated: April 8, 2009                      /S/ BUDDY YOUNG
                                          -----------------------------------
                                          Buddy Young, President and Chief
                                          Executive Officer