Form 10-K
period 2009-02-28
FUTURA PICTURES, INC.
filed 2009-05-27
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended February 28, 2009

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                       Commission file number: 333-123611

                              FUTURA PICTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                 56-2495218
---------------------------------------------     ------------------------------
(State or other jurisdiction of organization)     (IRS Employer incorporation or
                                                       Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California           91316
------------------------------------------------------        ----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                    Accelerated filer [_]
Non-accelerated filer [_]                      Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [_] No [X]

There currently is no public market for the Company's Stock.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.     Description of Business.........................................4
   Item 2.     Description of Property........................................10
   Item 3.     Legal Proceedings..............................................10
   Item 4.     Submission of Matters to a Vote of Security Holders............10

PART II

   Item 5.     Market for Common Equity and Related Stockholder Matters.......11
   Item 6.     Selected Financial Data........................................12
   Item 7.     Management's Discussion and Analysis or Plan of Operation......12
   Item 8.     Financial Statements...........................................17
   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................32
   Item 9A(T). Controls and Procedure.........................................32
   Item 9B.    Other Information..............................................32

PART III

   Item 10.    Directors, Executive Officers, Promoters and Control
               Persons: Compliance with Section 16(a) of the Exchange Act.....32
   Item 11.    Executive Compensation.........................................35
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................36
   Item 13.    Certain Relationships and Related Transactions.................37
   Item 14.    Principal Accountant Fees and Services.........................37

PART IV

   Item 15.    Exhibits, Financial Statement Schedules .......................38

SIGNATURES     ...............................................................39

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This fiscal 2008 Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our inability to raise additional funds to support operations and capital expenditures;

         o our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

         o our inability to successfully compete against existing and future competitors;

         o our inability to manage and maintain the growth of our business;

         o        our inability to protect our intellectual property rights; and

         o other factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      BACKGROUND

         We were incorporated in the State of Delaware on December 10, 2003. From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as "low budget films"), produced solely for distribution to the domestic and international home video markets.

         During 2005 we acquired one year options on two screenplays. The first screenplay entitled, CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The second screenplay we optioned in 2005 was entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. The options on both screenplays were renewed through June 2009.

         While we continued our efforts to raise sufficient funds to initiate our business plan, and in an attempt to generate operating revenue, in December 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. Under the Agreement we were to receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications. We were to receive payment in installments based on the completion of certain stages of the Production. Through November 2008, we received a total of $50,000 which was recorded as Unearned Revenue. In February 2009, the Hathaway Group agreed with us to cancel the Project with no monies owed by either party. The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statement of Operations.

         In November 2008, the Company commenced the production of a 47 minute "self-improvement" DVD entitled, "THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY." The DVD uses video examples of President Barack Obama's most memorable speeches to illustrate five essential secrets of effective public and personal communication. International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold and marketed via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc.

(b)      DESCRIPTION OF BUSINESS

         As stated earlier, our business plan call for the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. These films would mainly be targeted to family audiences, encompassing among others, such genres as sports, sci-fi, mystery, action/adventure and comedy. Additionally, in an effort to generate revenue, management has decided to expand the Company's business plan to include the producing of "self-improvement" DVDs, whose production budgets are in most cases substantially less than the budgets required to produce a motion picture.

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

         Although our intended business is the producing and co-financing of low budget motion pictures produced solely for distribution to the domestic and international home video markets, we thought it would be helpful to provide you with a general overview of the motion picture industry, and a detailed look at the home entertainment market.

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

"SELF-IMPROVEMENT" DVD  PRODUCTION

         The process of producing "Self-improvement" DVDs is comprised of the same stages of production as outlined above for the production of motion pictures. They are: (a) pre production, (b) principal photography, and (c) post production We anticipate that the budgets for the production of these DVDs will range between $50,000 and $100,000.

THE SELF IMPROVEMENT MARKET

         MARKETDATA ENTERPRISES' U.S. MARKET FOR SELF IMPROVEMENT PRODUCTS & SERVICES report dated October 2008 estimates that the self-improvement market in the U.S. was worth $11.0 billion in 2007, versus $9.73 billion in 2005--a 13.6% 2-year gain. Further, they project the market will grow at a 6.2% average annual pace to 2012, reaching $14.17 billion.

         Products and services within the industry are mainly comprised of: books, audiotapes, CDs, DVDs, seminars and workshops, infomercials, catalogs, and lectures. Among the topics covered by these products are: inspirational/motivational, losing weight, leadership, sales skills, improving relationships, gaining financial independence/money making opportunities, exercise programs or equipment, stress management, memory improvement, and speed reading.

         According to Marketdata's report the self-improvement market is largely comprised of female customers, especially for programs related to relationships, weight loss, exercise, spirituality and Far Eastern topics. Seventy percent of self improvement book buyers and seminar participants are women. For men, the market is concentrated primarily on business and organizational skills improvement, and money making opportunities like real estate investment or stock trading systems. Programs related to stress management and relaxation techniques are more broad-based, applicable to both sexes. A substantial share of our customers is located on the two coasts of the United States. California is especially receptive to "new age" topics, Far Eastern disciplines, holistic and alternative health care.

COMPETITION

         Both the motion picture and the self-improvement industries are comprised of numerous large, mid-sized, and small independent production companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with talent and distribution outlets throughout the world.

         Some of the companies in the these industries have been operating since the 1930s, while others have just recently become popular by virtue of a high grossing motion picture or best selling book/DVD.

COMPANY HISTORY

         We were incorporated in the State of Delaware on December 10, 2003. From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as "low budget films"), produced solely for distribution to the domestic and international home video markets.

         During 2005 we acquired one year options on two screenplays. The first screenplay entitled, CASS & KARRI, written by Don Tsuchiyama. The plot revolves around two mismatched young women, both accomplished thieves, who are hired to steal a high-tech "invisibility" suit. The second screenplay we optioned in 2005 was entitled LIFE-DOT-COM, written by Frank Gillman. The sci-fi comedy plot revolves around a brilliantly-creative but workaholic young woman who is the writer of several internet-broadcast interactive "television" shows, all big hits. The options on both screenplays were renewed through June 2009.

         While we continued our efforts to raise sufficient funds to initiate our business plan, and in an attempt to generate operating revenue, in December 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. Under the Agreement we were to receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications. We were to receive payment in installments based on the completion of certain stages of the Production. Through November 2008, we received a total of $50,000 which was recorded as Unearned Revenue. In February 2009, the Hathaway Group agreed with us to cancel the Project with no monies owed by either party. The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statement of Operations.

         In November 2008, the Company commenced production on a 47 minute "self-improvement" DVD entitled, "THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY."

         The DVD uses video examples of President Barack Obama's most memorable speeches to illustrate five essential secrets of effective public and personal communication. International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently use at no cost office space provided to us by our president located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. We handle all administrative matters from his office. We anticipate that for the foreseeable future Mr. Young will continue to allow us to utilize his office until we have sufficient funds to acquire office space and fund our planned operations.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 2009.

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

HOLDERS

         As of February 28, 2009, we have 1,599,750 shares of common stock issued and outstanding held by 76 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

         The Company's certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value. As of February 28, 2009, 1,599,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  SELECTED FINANCIAL INFORMATION

                                                                   DECEMBER 10,
                                        FOR THE YEARS ENDED            2003
                                   ----------------------------      (DATE OF
                                                   FEBRUARY 29,    INCEPTION) TO
                                   FEBRUARY 28,        2008        FEBRUARY 28,
                                       2009         AS RESTATED        2009
                                   ------------    ------------    ------------
Statement of Operations Data

Total Revenue ..................   $       --      $       --      $       --
Operating Loss .................   $    (99,321)   $    (63,774)   $   (310,554)
Net loss after taxes ...........   $   (100,121)   $    (64,574)   $   (314,554)
Net loss per share .............   $      (0.06)   $      (0.04)   $      (0.23)

Balance Sheet Data

Total assets ...................   $      7,672    $     32,823
Total liabilities ..............   $     66,926    $     29,706
Stockholders' deficit ..........   $    (59,254)   $      3,117


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

         In November 2008, the Company commenced production on a 47 minute "self-improvement" DVD entitled, "THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY."

         The DVD uses video examples of President Barack Obama's most memorable speeches to illustrate five essential secrets of effective public and personal communication. International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc.
(See Company History Page 9)

EXPENSES

GENERAL AND ADMINISTRATIVE

         To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being compensation to the Company's President, Buddy Young- in the amount of $41,600, of which $25,550 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee. During the year ended February 28, 2009, we incurred a total of $82,791 selling, general and administrative expenses, compared to a total of $63,774 during the year ended February 29, 2008. This represents an increase of $19,017. This increase is a result of increases in our accounting and auditing fees of $4,600 and our legal expenses of $5,625 due to our filing and reporting requirements. We also experienced an increase of $3,000 in our marketing and publicity expenses as well as an increase of $4,750 in our travel expenses, both related to our developing projects. Total selling, general and administrative expenses since inception amounted to $289,024.

PRODUCTION COSTS

         During the year ended February 28, 2009, we incurred $16,530 in production costs primarily related to a DVD and workbook combination we are creating ("The 5 Communication Secrets That Swept Obama to the Presidency"). We have no historical revenue to aid us in accurately forecasting revenues to be earned on these videos and have, accordingly, expensed such costs as incurred. As noted above in our Description of Business, we received $50,000 towards the development of a documentary. As of February 2009, the production contract was terminated. The monies received have been classified as a reimbursement of production costs in our Statement of Operations.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

PLAN OF OPERATION

         To enable us to begin production on one of the screenplays we had optioned our activities during most of the last 12 months were focused on raising funds through the sale of equity, or other traditional borrowing sources. Additionally, we worked on producing a television documentary under the terms of the agreement signed in December 2007. As a result of the termination of that agreement, (See Company History Page 11), in February 2009, all worked ceased on the documentary. Given our inability to date to raise the necessary capital to implement our business plan of producing and co-financing low budget motion pictures, and the current difficulty in raising capital caused by general market conditions, management has decided to put that element of the plan on hold, and to focus its efforts during the next 12 months on producing educational/self-improvement DVDs whose production budgets range between fifty and one hundred thousand dollars. Additionally, we will work to maximize the revenue potential of the DVD that we completed during the first quarter of fiscal 2009, entitled "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY." There can be no assurance that we will ever be able to raise sufficient fund to permit us to produce or co-finance low budget motion pictures.

         "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY," has generated approximately $4,000 in revenue during the first quarter of fiscal 2009. We anticipate that cash resulting from the further sales and licensing of "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY." or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2010.

         If during the next twelve months our revenue is insufficient to continue operations, and we are unable to raise funds through the sale of additional equity, or from traditional borrowing sources, we may be required to scale back our planned operations, or be forced to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholders to be severely diluted.

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

         In February 2005, the Company issued to our president, Buddy Young, 190,000 shares of our common stock as compensation for his agreement to lend up to $100,000 to the Company to fund any cash shortfalls through February 28, 2010. The note bears interest at 8% and is due no later than June 30, 2010. As of February 28, 2009, the balance owing on this agreement was $19,457. Except for the shares indicated here, no other shares have been issued to any person or entity for services rendered to the Company.

EMPLOYEES

         Due to our very limited financial resources, the Company's President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, all work on a part-time basis. Other than Mr. Young, none have received any cash compensation from the Company. During the year ended February 28, 2009, Mr. Young's services were valued at $41,600, of which $16,050 was paid in cash and the remaining $25,550 Mr. Young has waived reimbursement of. We have no other full-time or part-time employees. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

         We are a development stage company with no operating history.

         We had a cash balance of $2,672 on February 28, 2009. Other than funds generated from the sale of "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY" DVD, our only other known cash resource is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through February 28, 2010. As of February 28, 2009 the balance owing on this agreement is $19,457. Payment of principal and interest is due on this loan on June 30, 2010. During the year ended February 28, 2009 we sold 61,000 shares of our common stock at $0.20 per share. As a result of the sale of these shares the Company received a total of $12,200.

         We believe the cash generated by the Sale of "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY" DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 28, 2010. Our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              FUTURA PICTURES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm..............         18

Balance Sheets as of February 28, 2009 and February 29, 2008.........         19

Statements of Operations.............................................         20
     Years Ended February 28, 2009 and February 29, 2008
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2009

Statements of Stockholders' Deficit..................................         21
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2009

Statements of Cash Flows.............................................         23
     Years Ended February 28, 2009 and February 29, 2008
     Period from December 10, 2003 (Date of Inception) to
         February 28, 2009

Notes to Financial Statements - February 28, 2009....................         25

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheets of Futura Pictures, Inc. (a development stage company; the "Company") as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and from inception (December 10, 2003)to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years then ended and from inception to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ Farber Hass Hurley LLP
April 29, 2009
Camarillo, California

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                                                                   2008
                                                                   2009        (As Restated)
                                                               ------------    ------------
ASSETS

   Cash ....................................................   $      2,672    $     20,823
   Prepaid expenses ........................................           --             1,000
   Inventories .............................................          5,000            --
   Production in progress ..................................           --            11,000
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $      7,672    $     32,823
                                                               ============    ============



LIABILITIES

   Accrued expenses ........................................   $     47,188    $      3,737
   Unearned revenue ........................................           --            25,000
   Accrued interest - related party ........................            281              12
   Loan payable - related party ............................         19,457             957
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................         66,926          29,706

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,599,750 shares and
        1,538,750 shares, respectively .....................            160             154
   Additional paid-in capital ..............................        255,140         217,396
   Deficit accumulated during the development stage ........       (314,554)       (214,433)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............        (59,254)          3,117
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $      7,672    $     32,823
                                                               ============    ============


The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                            DECEMBER 10,
                                                 FOR THE YEARS ENDED            2003
                                            ----------------------------      (DATE OF
                                                            FEBRUARY 29,    INCEPTION) TO
                                            FEBRUARY 28,        2008        FEBRUARY 28,
                                                2009         AS RESTATED        2009
                                            ------------    ------------    ------------
REVENUE .................................   $       --      $       --      $       --
                                            ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES

   Selling, general and administrative ..   $     82,791    $     63,774    $    289,024
   Production costs, net of reimbursement         16,530            --            16,530
   Directors' fees, non-cash compensation           --              --             5,000
                                            ------------    ------------    ------------

       TOTAL DEVELOPMENT STAGE EXPENSES .         99,321          63,774         310,554
                                            ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ..............        (99,321)        (63,774)       (310,554)

   Income tax expense ...................            800             800           4,000
                                            ------------    ------------    ------------

NET (LOSS) ..............................   $   (100,121)   $    (64,574)   $   (314,554)
                                            ============    ============    ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted ....................   $      (0.06)   $      (0.04)   $      (0.23)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted ....................      1,597,777       1,459,930       1,385,485
                                            ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2009

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

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2009

                                                                                DEFICIT
                                                                              ACCUMULATED        TOTAL
                                        COMMON STOCK           ADDITIONAL     DURING THE     STOCKHOLDERS'
                                ---------------------------     PAID-IN       DEVELOPMENT       EQUITY
                                   SHARES         AMOUNT        CAPITAL         STAGE          (DEFICIT)
                                ------------   ------------   ------------   ------------    ------------
Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year ended
   February 28, 2007 ........           --             --             --          (65,231)        (65,231)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007 ..      1,352,750   $        135   $    138,615   $   (149,859)   $    (11,109)
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash .....................        186,000             19         37,181           --            37,200

Contributed services ........           --             --           41,600           --            41,600

Net (loss) for the year
   ended February 29, 2008 ..           --             --             --          (64,574)        (64,574)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 29, 2008
   (as restated) ............      1,538,750   $        154   $    217,396   $   (214,433)   $      3,117
                                ------------   ------------   ------------   ------------    ------------

Issuance of common stock for
   cash .....................         61,000              6         12,194           --            12,200

Contributed services ........           --             --           25,550           --            25,550

Net (loss) for the year
   ended February 28, 2009 ..           --             --             --         (100,121)       (100,121)
                                ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2009 ..      1,599,750   $        160   $    255,140   $   (314,554)   $    (59,254)
                                ============   ============   ============   ============    ============


The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                         DECEMBER 10,
                                                              FOR THE YEARS ENDED            2003
                                                         ----------------------------      (DATE OF
                                                                         FEBRUARY 29,    INCEPTION) TO
                                                         FEBRUARY 28,        2008        FEBRUARY 28,
                                                             2009         AS RESTATED        2009
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ........................................   $   (100,121)   $    (64,574)   $   (314,554)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Common stock issued for directors' fees .....           --              --             5,000
         Contributed services ........................         25,550          41,600         150,350
         Amortization expense ........................           --              --            20,000
         Write-off of production in process ..........         13,000            --            13,000
         Changes in operating assets and liabilities:
              Prepaid expenses .......................          1,000          (1,000)           --
              Inventories ............................         (5,000)           --            (5,000)
              Accrued expenses .......................         43,720          (1,011)         47,469
              Unearned revenue .......................        (25,000)         25,000            --
                                                         ------------    ------------    ------------

     NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES        (46,851)             15         (83,735)
                                                         ------------    ------------    ------------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
   Production in progress ............................         (2,000)        (11,000)        (13,000)
                                                         ------------    ------------    ------------

     NET CASH (USED) BY INVESTING ACTIVITIES .........         (2,000)        (11,000)        (13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ........         18,500            --            30,000
   Repayments on loan payable - related party ........           --           (10,543)        (10,543)
   Proceeds from sale of common stock ................         12,200          37,200          79,950
                                                         ------------    ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES .......         30,700          26,657          99,407
                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH ......................        (18,151)         15,672           2,672

CASH AT THE BEGINNING OF THE YEAR ....................         20,823           5,151            --
                                                         ------------    ------------    ------------

CASH AT THE END OF THE YEAR ..........................   $      2,672    $     20,823    $      2,672
                                                         ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                   DECEMBER 10,
                                                        FOR THE YEARS ENDED            2003
                                                   ----------------------------      (DATE OF
                                                                   FEBRUARY 29,    INCEPTION) TO
                                                   FEBRUARY 28,        2008        FEBRUARY 28,
                                                       2009         AS RESTATED        2009
                                                   ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid ...............................   $       --      $       --      $       --
   Taxes paid ..................................   $        800    $        800    $      3,371

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

   Issuance of 50,000 shares of common stock for
   directors' fees .............................   $       --      $       --      $      5,000

   Issuance of 190,000 shares of common stock
   for loan commitment .........................   $       --      $       --      $     19,000

   Issuance of 10,000 shares of common stock for
   screenplay options ..........................   $       --      $       --      $      1,000


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

         RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the issuance of the financial statements for the year ended February 29, 2008, the Company identified an error in the recording of production in progress which resulted in an overstatement of research and development in the amount of $11,000 for the year ended February 29, 2008 and an understatement of production in progress in the amount of $11,000. Accordingly, the financial statements for the year ended February 29, 2008 have been restated to correct the error.

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

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at February 28, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

         INVENTORIES

         Inventories represent finished DVDs of the program, "The 5 Communication Secrets That Swept Obama to the Presidency", that are available for sale. They are valued at the lower of cost or market using the First-In-First-Out method of accounting.

         PRODUCTION COSTS

         The Company expenses production costs as incurred when the costs are related to videos where there is no historical revenue to aid the Company in accurately forecasting revenues to be earned on the related videos.

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

         NET INCOME (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at February 28, 2009.

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

         In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENTS. The Company adopted SFAS No. 159 on March 1, 2008 and did not elect the fair value option for any existing eligible items.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         As of February 28, 2009, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

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

         A summary of the Company's investment in screenplays is as follows:

         "Cass & Karri", by Don Tsuchiyama .................   $    500
         "Life.dot.com", by Frank Gillman ..................        500
                                                               --------
                                                                  1,000
                  Less accumulated amortization ............      1,000
                                                               --------
         Total investment in screenplays ...................   $      0
                                                               ========

NOTE 5   UNEARNED REVENUE

         On December 27, 2007, the Company entered into a Production Agreement (the "Agreement") with the Hathaway Group to develop and produce a one hour television documentary (the "Project"). Per the Agreement the Company will receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the Project in accordance with standard television broadcast specifications. The Company was to receive payment in installments based on the completion of certain stages of the Production. Through November 2008, the Company had received $50,000 which was recorded in Unearned Revenue. At this time, the Hathaway Group requested the Company to suspend work on the Project. In February 2009, the Hathaway Group and the Company agreed to cancel the Project with no monies owed by either party. The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statements of Operations.

NOTE 6   RELATED PARTY TRANSACTION

         PREPAID LOAN COMMITMENT

         On February 16, 2005, the Company's President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through February 28, 2010. The note bears interest at 8% and is due upon demand, no later than June 30, 2010. The outstanding balance was $19,457 as of February 28, 2009.

         CONSULTING AGREEMENT

         During September 2007, the Company entered into a consulting agreement (the "contract") with Calvin Young, brother to the Company's President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the development of a script under the Agreement noted in Note 5. Per the contract, the Company paid Calvin Young a monthly fee. For the years ended February 28, 2009 and February 29, 2008, the Company's payments totaled $2,000 and $11,000, respectively, under this contract. The balance of $13,000 was written off to Production Costs in connection to the cancellation of the above Agreement.

NOTE 7   STOCKHOLDERS' DEFICIT

         For the years ended February 28, 2009 and February 29, 2008, the Company's President devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded in each year. Of this amount, the President was paid $16,050 and $-0-during the years ended February 28, 2009 and February 29, 2008, respectively. The President has waived reimbursement of $25,550 and $41,600 during the years ended February 28, 2009 and February 29, 2008, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

NOTE 8   INCOME TAXES

         DEFERRED TAX COMPONENTS

         Significant components of the Company's deferred tax assets are as follows at February 28, 2009:

         Net operating loss carry-forward ..............      $ 32,200
                  Less valuation allowance .............       (32,200)
                                                              --------
                  Net deferred tax assets ..............      $      0
                                                              ========

         Summary of valuation allowance:

                  Balance, March 1, 2008 ...............      $ 17,300
                  Addition for the year ended
                     February 28, 2009 .................        14,900
                                                              --------
                  Balance, February 28, 2009 ...........      $ 32,200
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

         NET OPERATING LOSS

         The   Company   has   approximately   $160,900   net   operating   loss
         carry-forwards, which expire in various years through 2029.

NOTE 9.  SUBSEQUENT EVENT (UNAUDITED)

         In the two months following fiscal year ended February 28, 2009, Buddy Young advanced $42,000 to the Company in accordance with the terms of promissory note discussed in Note 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A(T). CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                             AGE                 POSITION
----                             ---                 --------

Buddy Young                      74                  President, Chief Executive
                                                        Officer, Chief Financial
                                                        Officer and Chairman

Joseph Adelman                   75                  Vice President and Director

Mel Powell                       42                  Secretary and Director

Dennis Spiegelman                61                  Director


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

ITEM 11. EXECUTIVE COMPENSATION

----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
                                                                                   Securities
                                                   Other Annual    Restricted      Underlying      LTIP         All Other
      Name         Year      Salary      Bonus     Compensation   Stock Awards    Options/SARS    Payouts     Compensation
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------
Buddy Young       2007        -0-          -0-           -0-          -0-            -0-             -0-         (1) (3)
                  2008        -0-          -0-           -0-          -0-            -0-             -0-
                  2009        -0-          -0-         $16,050        -0-            -0-             -0-
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Mel Powell        2007        -0-          -0-           -0-          -0-            -0-             -0-         (1) (2)
                  2008        -0-          -0-           -0-          -0-            -0-             -0-
                  2009        -0-          -0-           -0-          -0-            -0-             -0-
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Joseph Adelman    2007        -0-          -0-           -0-          -0-            -0-             -0-         (1) (2)
                  2008        -0-          -0-           -0-          -0-            -0-             -0-
                  2009        -0-          -0-           -0-          -0-            -0-             -0-
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

Dennis            2007        -0-          -0-           -0-          -0-            -0-             -0-         (1) (2)
Spiegelman        2008        -0-          -0-           -0-          -0-            -0-             -0-
                  2009        -0-          -0-           -0-          -0-            -0-             -0-
----------------- -------- ------------ --------- ---------------- -------------- --------------- ----------- -----------------

(1)  All officers and directors assumed their positions in January 2004.

(2) Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3) For the years ended February 28, 2009 and February 29, 2008, Mr. Young devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded in each year. Of this amount, Mr. Young was paid $16,050 and $-0- during the years ended February 28, 2009 and February 29, 2008, respectively. Mr. Young has waived reimbursement of $25,550 and $41,600 during the years ended February 28, 2009 and February 29, 2008, respectively.

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

COMPENSATION OF DIRECTORS

         Other than the issuance of common stock as described above, directors of the Company have not and do not receive any compensation for serving on the board or for attending any meetings. Directors who are also officers of the Company receive no additional consideration for their service as a director. (Buddy received cash compensations in 2/28/09)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of February 28, 2009. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                                      PERCENTAGE
                                                   NUMBER OF              OF
NAME AND ADDRESS                                 SHARES OWNED        CLASS OWNED
----------------                                 ------------        -----------

Young Family Trust ...........................   1,190,000 (1)          74.39%

Buddy Young and Rebecca Young ................   1,190,000 (1)          74.39%

Joseph Adelman ...............................      10,000               0.63%

 Mel Powell ..................................      10,000               0.63%

Dennis Spiegelman ............................      10,000               0.63%


All officers and directors as a group
 (5 persons) .................................   1,220,000              76.28%

---------------

(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Futura Pictures

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through February 28, 2010. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2010. Through February 28, 2009, the Company has borrowed a total of $19,457 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company's common stock with an aggregate value of $19,000 for the loan commitment.

         We currently use at no cost office space provided to us by our president located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. We handle all administrative matters from his office.

         The promoters of the Company consist of the following founding shareholders, all of whom received their stock in January, 2004. Buddy Young formed the Company with a capital contribution of $10,000 in exchange for 1,000,000 shares. Mr. Young had those shares issued to the Young Family Trust. Mr. Young and his wife are beneficiaries and trustees of the Young Family Trust. In addition, the Young Family Trust received an additional 190,000 shares in exchange for Mr. Young's commitment to provide certain financing to the Company. Joseph Adelman, Dennis Spiegelman, and Mel Powell, each received 10,000 shares for services rendered to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $19,475 and $14,905, respectively, in the years ended February 28, 2009 and February 29, 2008.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were $825 and $795 in the fiscal years ended February 28, 2009 and February 29, 2008.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2009 and February 29, 2008.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

NAME                           TITLE                                DATE
----                           -----                                ----


 /S/ BUDDY YOUNG               President, Chief Executive           May 27, 2009
------------------------
Buddy Young                    Officer, Chief Financial
                               Officer and Director (Principal
                               Executive, Financial and
                               Accounting Officer)

 /S/ JOSEPH ADELMAN            Director                             May 27, 2009
------------------------
Joseph Adelman


 /S/ MEL POWELL                Director                             May 27, 2009
------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN         Director                             May 27, 2009
------------------------
Dennis Spiegelman