Form 10-Q
period 2009-05-31
FUTURA PICTURES, INC.
filed 2009-07-15
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2009


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

                                 Yes [X] No [_]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer  [_]         Accelerated filer  [_]

         Non-accelerated filer    [_]         Smaller reporting company [X]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2009.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                      3
         Condensed Balance Sheets
             May 31, 2009 (Unaudited) and February 28, 2009                    4
         Condensed Statements of Operations
             For the Three Months Ended
             May 31, 2009 and 2008                                             5
         Condensed Statements of Shareholders' Deficit
             From March 1, 2009
             to May 31, 2009 (Unaudited)                                       6
         Condensed Statements of Cash Flows
             For the Three Months Ended
             May 31, 2009 and 2008                                             7
         Notes to Financial Statements (Unaudited)                             9

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sale of Equity and Use of Proceeds                      17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                            CONDENSED BALANCE SHEETS

                                                               MAY 31, 2009    FEBRUARY 28,
                                                                (UNAUDITED)        2009
                                                               ------------    ------------
ASSETS

   Cash ....................................................   $        182    $      2,672
   Prepaid expenses ........................................            235            --
   Inventories .............................................          4,975           5,000
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $      5,392    $      7,672
                                                               ============    ============



LIABILITIES

   Accrued expenses ........................................   $      9,442    $     47,188
   Accrued interest - related party ........................          1,426             281
   Loan payable - related party ............................         66,457          19,457
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................         77,325          66,926

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,599,750 shares ..........            160             160
   Additional paid-in capital ..............................        265,540         255,140
   Retained Deficit ........................................       (337,633)       (314,554)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............        (71,933)        (59,254)
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $      5,392    $      7,672
                                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE
                                                FOR THE THREE      MONTHS ENDED
                                                 MONTHS ENDED      MAY 31, 2008
                                                 MAY 31, 2009      (as restated)
                                                -------------     -------------

REVENUE ....................................    $       4,460     $        --

COST OF REVENUE ............................              671              --
                                                -------------     -------------

GROSS PROFIT ...............................            3,789              --

OPERATING EXPENSES

   Selling, general and administrative .....           25,723            24,348
                                                -------------     -------------

       TOTAL OPERATING EXPENSES ............           25,723            24,348

(LOSS) FROM OPERATIONS .....................          (21,934)          (24,348)
                                                -------------     -------------

INTEREST EXPENSE ...........................            1,145                19

(LOSS) BEFORE INCOME TAXES .................          (23,079)          (24,367)

   Income tax expense ......................             --                 800
                                                -------------     -------------

NET (LOSS) .................................    $     (23,079)    $     (25,167)
                                                =============     =============

NET (LOSS) PER COMMON SHARE

   Basic and diluted .......................    $       (0.01)    $       (0.02)
                                                =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted .......................        1,599,750         1,591,924
                                                =============     =============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM DECEMBER 10, 2003
                       (DATE OF INCEPTION) TO MAY 31, 2009
                                   (UNAUDITED)

                                                                                          TOTAL
                                        COMMON STOCK        ADDITIONAL                STOCKHOLDERS'
                                  -----------------------     PAID-IN     RETAINED       EQUITY
                                    SHARES       AMOUNT       CAPITAL      DEFICIT      (DEFICIT)
                                  ----------   ----------   ----------   ----------    ----------
Balance, March 1, 2009 ........    1,599,750   $      160   $  255,140   $ (314,554)   $  (59,254)

Contributed services ..........         --           --         10,400         --          10,400

Net (loss) for the three months
   ended May 31, 2009 .........         --           --           --        (23,079)      (23,079)
                                  ----------   ----------   ----------   ----------    ----------

Balance, May 31, 2009 .........    1,599,750   $      160   $  265,540   $ (337,633)   $  (71,933)
                                  ==========   ==========   ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE
                                                          FOR THE THREE    MONTHS ENDED
                                                           MONTHS ENDED    MAY 31, 2008
                                                           MAY 31, 2009    (as restated)
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ..........................................   $    (23,079)   $    (25,167)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
         Contributed services ..........................         10,400           5,150
         Changes in operating assets and liabilities:
              Prepaid expenses .........................           (235)          1,000
              Inventories ..............................             25            --
              Accrued expenses .........................        (36,601)          8,842

                                                           ------------    ------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..        (49,490)        (10,175)
                                                           ------------    ------------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
   Production in progress ..............................           --            (2,000)
                                                           ------------    ------------

     NET CASH (USED) BY INVESTING ACTIVITIES ...........           --            (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - related party ..........         47,000            --
   Proceeds from sale of common stock ..................           --            12,200
                                                           ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES .........         47,000          12,200
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH ........................         (2,490)             25

CASH AT THE BEGINNING OF THE YEAR ......................          2,672          20,823
                                                           ------------    ------------

CASH AT THE END OF THE YEAR ............................   $        182    $     20,848
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                          FOR THE THREE   FOR THE THREE
                                                           MONTHS ENDED    MONTHS ENDED
                                                           MAY 31, 2009    MAY 31, 2008
                                                           ------------    ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid .......................................   $      --       $       --
   Taxes paid ..........................................   $      --       $       --


   The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         Futura Pictures, Inc. (the "Company") was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for the distribution directly to the domestic and international home video markets.

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at May 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         REVENUE RECOGNITION

         Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

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

         RECENT PRONOUNCEMENTS

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

         In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently analyzing the impact this FSP will have on its financial statements.

         In May 2009, the FASB issued Statement No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter. SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

         In June 2009, the FASB issued Statement No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         During the quarter ended May 31, 2009, the Company began sales of its DVD, "The 5 Communication Secrets That Swept Obama to the Presidency". Accordingly, the Company is no longer considered to be in the Development Stage.

NOTE 4   RELATED PARTY TRANSACTION

         LOAN COMMITMENT

         The Company's President, Buddy Young, agreed to lend up to $100,000 to the Company to fund any cash shortfalls through February 28, 2010. The note bears interest at 8% and is due upon demand, no later than June 30, 2010. The outstanding balance was $66,457 as of May 31, 2009.

NOTE 5   STOCKHOLDERS' DEFICIT

         For the three months ended May 31, 2009 and 2008, the Company's President devoted time to the development process of the Company. Compensation expense totaling $10,400 has been recorded in each period. Of this amount, the President was paid $-0- and $5,250 during the three months ended May 31, 2009 and 2008, respectively. The President has waived reimbursement of $10,400 and $5,150 during the three months ended May 31, 2009 and 2008, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

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

SELECT FINANCIAL INFORMATION

                                                 FOR THE THREE MONTHS ENDED
                                           ------------------------------------
                                                                 MAY 31, 2008
                                            MAY 31, 2009         (UNAUDITED-
                                             (UNAUDITED)         -AS RESTATED)
                                           ---------------      ---------------

Statement of Operations Data
Total revenue ........................     $         4,460      $          --
Operating loss .......................     $       (23,079)     $       (24,367)
Net loss after taxes .................     $       (23,079)     $       (25,167)
Net loss per share ...................     $         (0.01)     $         (0.02)

Balance Sheet Data
Total assets .........................     $         5,392      $        33,848
Total liabilities ....................     $        77,325      $        38,548
Stockholder's equity (deficit) .......     $       (71,933)     $        (4,700)

THREE-MONTH PERIOD ENDED MAY 31, 2009 COMPARED TO THREE-MONTH PERIOD ENDED MAY 31, 2008

GENERAL

         In November 2008, the Company commenced production on a 47 minute "self-improvement" DVD entitled, "THE 5 SECRETS OF COMMUNICATION THAT SWEPT
OBAMA TO THE PRESIDENCY." During the three months ended May 31, 2009, the Company began sales of the DVD.

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

REVENUES

         Our revenues for the three months ended May 31, 2009 were $4,460. These revenues were a result of the initial sales of "THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY" DVD. There were no revenues during the three months ended May 31, 2008.

         The cost of revenues during the three months ended May 31, 2009, was $671. As there were no revenues during the three months ended May 31, 2008, no costs were incurred.

EXPENSES

         Selling, general and administrative expenses were $25,723 during the three months ended May 31, 2009 as compared to $24,348 during the three months ended May 31, 2008.

         Selling and marketing expenses were $8,123 for the three months ended May 31, 2009 as compared to $ 0 for the three months ended May 31, 2008. These costs are mainly related to the marketing of "THE 5 SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY" DVD.

         During the three month period ended May 31, 2009, we incurred a total of $17,600 in general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $5,325 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2008, we incurred a total of $24,348 general and administrative expenses. This consisted primarily of $5,150 of contributed services by our CEO, Buddy Young, $5,250 of compensation expense paid to our CEO, Buddy Young, and $9,198 of professional fees incurred for our audited financial statements and related filings.

         We incurred $1,145 and $19 in interest expense during the three months ended May 31, 2009 and 2008, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

PLAN OF OPERATION

         During the past twelve months we worked on producing a television documentary under the terms of the agreement signed in December 2007 with the Hathaway Group. As a result of the termination of that agreement in February 2009, all worked ceased on the documentary. Given our inability to date to raise the necessary capital to implement our business plan of producing and co-financing low budget motion pictures, and the current difficulty in raising capital caused by general market conditions, management has decided to put that element of the plan on hold, and to focus its efforts during the next 12 months on producing educational/self-improvement DVDs whose production budgets range between fifty and one hundred thousand dollars. Additionally, we will work to maximize the revenue potential of the DVD that we completed during the first quarter of fiscal 2009, entitled "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY." There can be no assurance that we will ever be able to raise sufficient fund to permit us to produce or co-finance low budget motion pictures.

         "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY," has generated $4,460 in revenue during the first three months of fiscal 2010. We anticipate that cash resulting from the further sales and licensing of "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY." or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had a cash balance of $182 on May 31, 2009. Other than funds received from the sale of "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY,", at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through February 28, 2010. As of May 31, 2009 the balance owing on this agreement is $66,457. Payment of principal and interest is due on this loan on June 30, 2010.

         We believe that revenue derived from the sale of the above mentioned DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 28, 2010.

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


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended May 31, 2009, no matters were submitted to the Company's security holders.

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

                                  FUTURA PICTURES, INC.
                                  (Registrant)


Dated: July 15, 2009              /S/ BUDDY YOUNG
                                  ------------------------------------
                                      Buddy Young, President and Chief
                                      Executive Officer