Form 10-Q
period 2009-08-31
FUTURA PICTURES, INC.
filed 2009-10-16
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934

                 For the quarterly period ended August 31, 2009

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act for the
            Transition Period from ________ to ___________

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

                       17337 Ventura Boulevard, Suite 305
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)

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

         The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of September 30, 2009.

                            INDEX TO QUARTERLY REPORT
                            -------------------------
                                  ON FORM 10-Q
                                  ------------


PART I     FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.    Financial Statements (Unaudited)                                   3
           Condensed Balance Sheets
               August 31, 2009 and February 28, 2009                          4
           Condensed Statements of Operations
               For the Three- and Six-Month Periods
               Ended August 31, 2009 and 2008                                 5
           Condensed Statements of Stockholders' Deficit
               For the Six Months Ended August 31, 2009                       6
           Condensed Statements of Cash Flows
               For the Six Months Ended August 31, 2009
               and 2008                                                       8
           Notes to Financial Statements                                     10

Item 2.    Management's Discussion and Analysis or Plan
           of Operation                                                      15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.    Controls and Procedures                                           20


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 21

Item 2.    Changes in Securities and Use of Proceeds                         21

Item 3.    Defaults upon Senior Securities                                   21

Item 4.    Submission of Matters to a Vote of Security Holders               21

Item 5.    Other Information                                                 21

Item 6.    Exhibits                                                          21

Signatures                                                                   22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                            CONDENSED BALANCE SHEETS


                                                                August 31,
                                                                ----------
                                                                   2009        February 28,
                                                                   ----        ------------
                                                               (Unaudited)         2009
                                                               -----------         ----
ASSETS

   Cash                                                        $          -    $      2,672

   Prepaid expenses                                                     219               -
   Inventories                                                        4,956           5,000
                                                               ------------    ------------

        TOTAL ASSETS                                           $      5,175    $      7,672
                                                               ============    ============



LIABILITIES

   Bank overdraft                                              $      1,471    $          -
   Accrued expenses                                                   3,216          47,188

   Accrued interest - related party                                   2,939             281
   Loan payable - related party                                      77,957          19,457
                                                               ------------    ------------

        TOTAL LIABILITIES                                            85,583          66,926

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.0001 per share
        Authorized - 100,000,000 shares
        Issued and outstanding - 1,599,750 shares                       160             160
   Additional paid-in capital                                       275,940         255,140
   Retained Deficit                                                (356,508)       (314,554)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (80,408)        (59,254)
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $      5,175    $      7,672
                                                               ============    ============


      The accompanying notes are an integral part of these financial statements.


                                            FUTURA PICTURES, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                             For the Three                         For the Six
                                          For the Three      Months Ended       For the Six        Months Ended
                                          Months Ended      August 31, 2008     Months Ended      August 31, 2008
                                         August 31, 2009     (as restated)     August 31, 2009     (as restated)
                                         ---------------    ---------------    ---------------    ---------------
REVENUE                                  $           681    $             -    $         5,141    $             -

COST OF REVENUE                                       48                  -                719                  -
                                         ---------------    ---------------    ---------------    ---------------

GROSS PROFIT                                         633                  -              4,422                  -

OPERATING EXPENSES

   Selling, general and administrative            17,195             15,491             42,918             39,839
   Research and development expense                    -                                                    2,000
                                         ---------------    ---------------    ---------------    ---------------

        TOTAL OPERATING EXPENSES                  17,195             15,491            (42,918)            41,839

(LOSS) FROM OPERATIONS                           (16,562)           (15,491)           (38,496)           (41,839)
                                         ---------------    ---------------    ---------------    ---------------

INTEREST EXPENSE                                   1,513                 19              2,658                 38

(LOSS) BEFORE INCOME TAXES                       (18,075)           (15,510)           (41,154)           (41,877)

   Income tax expense                                800                  -                800                800
                                         ---------------    ---------------    ---------------    ---------------

NET (LOSS)                               $       (18,875)   $       (15,510)   $       (41,954)   $       (42,677)
                                         ===============    ===============    ===============    ===============

NET (LOSS) PER COMMON SHARE

   Basic and diluted                     $         (0.01)   $         (0.01)   $         (0.03)   $         (0.03)
                                         ===============    ===============    ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted                           1,599,750          1,599,750          1,599,750          1,595,837
                                         ===============    ===============    ===============    ===============


                The accompanying notes are an integral part of these financial statements.


                                               FUTURA PICTURES, INC.
                                   CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     FOR THE SIX MONTHS ENDED AUGUST 31, 2009
                                                    (UNAUDITED)

                                        Common Stock                                                        Total
                                -----------------------------      Additional                           Stockholders'
                                    Shares          Amount      Paid-in Capital    Retained Deficit    Equity (Deficit)
                                --------------   ------------   ----------------   ----------------    ----------------

Balance, March 1, 2009               1,599,750   $        160   $        255,140   $       (314,554)   $        (59,254)

Contributed services                         -              -             20,800                  -              20,800

Net (loss) for the six months
        ended August 31, 2009                -              -                  -            (41,954)            (41,954)
                                --------------   ------------   ----------------   ----------------    ----------------

Balance, August 31, 2009             1,599,750   $        160   $        275,940   $       (356,508)   $        (80,408)
                                ==============   ============   ================   ================    ================


                The accompanying notes are an integral part of these financial statements.


                                   FUTURA PICTURES, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                               For the Six
                                                            For the Six        Months Ended
                                                            Months Ended      August 31, 2008
                                                           August 31, 2009     (as restated)
                                                           ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                            $       (41,954)   $       (42,677)
     Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:
           Contributed services                                     20,800             10,150
           Changes in operating assets and liabilities:

              Prepaid expenses                                        (219)             1,000
              Inventories                                               44                  -
              Accrued expenses                                     (41,314)             3,043
              Unearned revenue                                           -             25,000
                                                           ---------------    ---------------

     NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES             (62,643)            (3,484)
                                                           ---------------    ---------------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
     Production in progress                                              -                 (-)
                                                           ---------------    ---------------

     NET CASH (USED) BY INVESTING ACTIVITIES                             -                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                  1,471                  -
     Proceeds from loan payable - related party                     58,500                  -
     Proceeds from sale of common stock                                  -             12,200
                                                           ---------------    ---------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                      59,971             12,200
                                                           ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                     (2,672)             8,716

CASH AT THE BEGINNING OF THE YEAR                                    2,672             20,823
                                                           ---------------    ---------------

CASH AT THE END OF THE YEAR                                $             -    $        29,539
                                                           ===============    ===============


        The accompanying notes are an integral part of these financial statements.


                              FUTURA PICTURES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                       For the Six
                                               For the Six Months      Months Ended
                                                Ended August 31,      August 31, 2008
                                                     2009              (as restated)
                                               ------------------    ----------------
SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION

           Interest paid                       $               -     $             -
           Taxes paid                          $             800     $           800


        The accompanying notes are an integral part of these financial statements.


                              FUTURA PICTURES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Nature of Business
          -----------------------------------

          Futura Pictures, Inc. (the "Company") was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for the distribution directly to the domestic and international home video markets.

          Presentation
          ------------

          The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

          The Company has evaluated subsequent events through October 15, 2009, the date these condensed financial statements were issued.

          Unclassified Balance Sheet
          --------------------------

          In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS", the Company has elected to present an unclassified balance sheet.

          Use of Estimates
          ----------------

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

          Disclosure About Fair Value of Financial Instruments
          ----------------------------------------------------

          The Company estimates that the fair value of all financial instruments at August 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          Revenue Recognition
          -------------------

          Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

          Inventories
          -----------

          Inventories represent finished DVDs of the program, "The 5 Communication Secrets That Swept Obama to the Presidency", that are available for sale. They are valued at the lower of cost or market using the First-In-First-Out method of accounting.

          Production Costs
          ----------------

          The Company expenses production costs as incurred when the costs are related to videos where there is no historical revenue to aid the Company in accurately forecasting revenues to be earned on the related videos.

          Recent Pronouncements
          ---------------------

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

          In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company's financial statements.

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

NOTE 3    DEVELOPMENT STAGE OPERATIONS

          During the six months ended August 31, 2009, the Company began sales of its DVD, "The 5 Communication Secrets That Swept Obama to the Presidency". Accordingly, the Company is no longer considered to be in the Development Stage.

NOTE 4    RELATED PARTY TRANSACTION

          Loan Commitment
          ---------------

          The Company's President, Buddy Young, agreed to lend up to $100,000 to the Company to fund any cash shortfalls through February 28, 2010. The note bears interest at 8% and is due upon demand, no later than June 30, 2010. The outstanding balance was $77,957 as of August 31, 2009.

NOTE 5    STOCKHOLDERS' DEFICIT

          During the six months ended August 31, 2009 and 2008, the Company's President devoted time to the development process of the Company. Compensation expense totaling $20,800 has been recorded in each period. Of this amount, the President was paid $-0- and $10,650 during the six months ended August 31, 2009 and 2008, respectively. The President has waived reimbursement of $20,800 and $10,150 during the six months ended August 31, 2009 and 2008, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

NOTE 6    SUBSEQUENT EVENT


          On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement we are to receive a non-refundable advance of $15,000, against future royalties paid to us as a result of revenue derived by Gaiam from the sale of the DVD. We received the $15,000 advance on September 14, 2009.

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

SELECT FINANCIAL INFORMATION

                                        For the Three Months Ended                  For the Six Months Ended
                                                          August 31, 2008                           August 31, 2008
                                    August 31, 2009        (as restated)       August 31, 2009        (as restated)
Statement of Operations Data

Total Revenue                    $              681    $                -    $            5,141    $                -
Cost of Revenue                  $               48    $                -    $              719    $                -
Gross Profit                     $              633    $                -    $            4,422    $                -
Operating Loss                   $          (16,562)   $          (15,491)   $          (38,496)   $          (41,839)
Net loss after taxes             $          (18,875)   $          (15,510)   $          (41,954)   $          (42,677)
Net loss per share               $            (0.01)   $            (0.01)   $            (0.03)   $            (0.03)

Balance Sheet Data

Total assets                     $            5,175    $           29,539    $            5,175    $           29,539
Total liabilities                $           85,583    $           57,749    $           85,583    $           57,749
Stockholders' equity (deficit)   $          (80,408)   $          (28,210)   $          (80,408)   $          (28,210)


Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008

General

     The Company was incorporated on December 10, 2003. We had no operations until fiscal 2005. On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI. Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM. Both options expired in June 2009.

     In November 2008, the Company commenced the production of a 47 minute "self-improvement" DVD entitled, "The 5 Communication Secrets That Swept Obama To The Presidency." The DVD uses video examples of President Barack Obama's most memorable speeches to illustrate five essential secrets of effective public and personal communication. International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold and marketed via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc, and will shortly be available in retail outlets.

Revenues

     Our revenues for the three months ended August 31, 2009 were $681. These revenues were a result of the initial sales of "The 5 Communication Secrets That Swept Obama To The Presidency" DVD. There were no revenues during the three months ended August 31, 2008.

     The cost of revenues during the three months ended August 31, 2009, was $48. As there were no revenues during the three months ended August 31, 2008, no costs were incurred.

Expenses

     Selling, general and administrative expenses were $17,195 during the three months ended August 31, 2009 as compared to $15,491 during the three months ended August 31, 2008.

     Selling and marketing expenses were $1,285 for the three months ended August 31, 2009 as compared to $ 0 for the three months ended August 31, 2008. These costs are mainly related to the marketing of "The 5 Communication Secrets That Swept Obama To The Presidency" DVD.

     During the three month period ended August 31, 2009, we incurred a total of $15,910 in general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $6,169 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2008, we incurred a total of $15,491 general and administrative expenses. This consisted primarily of $5,000 of contributed services by our CEO, Buddy Young, $5,400 of compensation expense paid to our CEO, Buddy Young, and $4,331 of professional fees incurred for our audited financial statements and related filings.

     We incurred $1,513 and $19 in interest expense during the three months ended August 31, 2009 and 2008, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

     While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

Six-Month Period Ended August 31, 2009 Compared to Six-Month Period Ended August 31, 2008

Revenues

     Our revenues for the six months ended August 31, 2009 were $5,141. These revenues were a result of the initial sales of "The 5 Communication Secrets That Swept Obama To The Presidency" DVD. There were no revenues during the six months ended August 31, 2008.

     The cost of revenues during the six months ended August 31, 2009, was $719. As there were no revenues during the six months ended August 31, 2008, no costs were incurred.

Expenses

     Selling, general and administrative expenses were $42,918 during the six months ended August 31, 2009 as compared to $39,839 during the six months ended August 31, 2008.

     Selling and marketing expenses were $9,407 for the six months ended August 31, 2009 as compared to $ 0 for the six months ended August 31, 2008. These costs are mainly related to the marketing of "The 5 Communication Secrets That Swept Obama To The Presidency" DVD.

     During the six month period ended August 31, 2009, we incurred a total of $33,511 in general and administrative expenses. This consisted primarily of $20,800 of contributed services by our CEO, Buddy Young, and $12,190 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2008, we incurred a total of $39,839 general and administrative expenses. This consisted primarily of $10,150 of contributed services by our CEO, Buddy Young, $10,650 of compensation expense paid to our CEO, Buddy Young, and $13,529 of professional fees incurred for our audited financial statements and related filings.

     We incurred $2,658 and $38 in interest expense during the six months ended August 31, 2009 and 2008, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

Plan of Operation

     During the past twelve months we worked on producing a television documentary under the terms of the agreement signed in December 2007 with the Hathaway Group. As a result of the termination of that agreement in February 2009, all worked ceased on the documentary. Additionally, we produced an educational/self-improvement DVD entitled, "The Five Communication Secrets That Swept Obama to the Presidency." Given our inability to date to raise the necessary capital to implement our business plan of producing and co-financing low budget motion pictures, and the current difficulty in raising capital caused by general market conditions, management has decided to put that element of the plan on hold, and to focus its efforts during the next 12 months on producing educational/self-improvement DVDs whose production budgets range between fifty and one hundred thousand dollars. Additionally, we will work to maximize the revenue potential of the DVD that we completed during the first quarter of fiscal 2009, entitled "The Five Communication Secrets That Swept Obama to the Presidency." There can be no assurance that we will ever be able to raise sufficient fund to permit us to produce or co-finance low budget motion pictures.

     "The Five Secrets of Communication That Swept Obama to the Presidency," has generated $5,141 in revenue during the first six months of fiscal 2010. We anticipate that cash resulting from the further sales and licensing of "The Five Communication Secrets That Swept Obama to the Presidency." or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2010.

     On August 12, 2009, we signed an agreement with Gaiam America licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement we are to receive a non-refundable advance of $15,000, against future royalties paid to us as a result of revenue derived by Gaiam from the sale of the DVD. We received the $15,000 advance on September 14, 2009.

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

Liquidity and Capital Resources

     We had a cash balance of $0 on August 31, 2009. Other than funds received from the sale of "The Five Communication Secrets That Swept Obama to the Presidency,", at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through February 28, 2010. As of August 31, 2009 the balance owing on this agreement is $77,957. Payment of principal and interest is due on this loan on June 30, 2010.

     We believe that revenue derived from the sale of the above mentioned DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through February 28, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

     The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the quarter ended August 31, 2009, no matters were submitted to the Company's security holders.

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

                                        FUTURA PICTURES, INC.
                                        (Registrant)


Dated: October 16, 2009                  /s/ Buddy Young
                                        ---------------------------------
                                        Buddy Young, President and Chief
                                        Executive Officer