Form 10-Q
period 2009-11-30
FUTURA PICTURES, INC.
filed 2010-01-13
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2009


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

         The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of December 31, 2009.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets
             November 30, 2009 and February 28, 2009                           4
         Condensed Statements of Operations
             For the Three and Nine Month Periods
             Ended November 30, 2009 and 2008                                  5
         Condensed Statements of Shareholders' Equity (Deficit)
             For the Nine Months Ended November 30, 2009                       6
         Condensed Statements of Cash Flows
             For the Nine Months Ended November 30, 2009 and 2008            7-8
         Notes to Condensed Financial Statements                            9-12

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4T. Controls and Procedures                                              18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

Signatures                                                                    20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                              FUTURA PICTURES, INC.
                            CONDENSED BALANCE SHEETS


                                                                    NOVEMBER 30,
                                                                       2009        FEBRUARY 28,
                                                                    (Unaudited)        2009
                                                                    -----------    -----------
ASSETS

        Cash ....................................................   $     1,191    $     2,672
        Prepaid expenses ........................................           211           --
        Inventories .............................................         5,461          5,000
                                                                    -----------    -----------

             TOTAL ASSETS .......................................   $     6,863    $     7,672
                                                                    ===========    ===========


LIABILITIES

        Accrued expenses ........................................   $     3,080    $    47,188
        Unearned revenue ........................................        15,000           --
        Accrued interest - related party ........................         3,570            281
        Loan payable - related party ............................        70,957         19,457
                                                                    -----------    -----------

             TOTAL LIABILITIES ..................................        92,607         66,926

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock, par value $0.0001 per share
             Authorized - 100,000,000 shares
             Issued and outstanding - 1,599,750 shares ..........           160            160
        Additional paid-in capital ..............................       286,340        255,140
        Retained Deficit ........................................      (372,244)      (314,554)
                                                                    -----------    -----------

             TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............       (85,744)       (59,254)
                                                                    -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     6,863    $     7,672
                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                   ENDED NOVEMBER 30,             ENDED NOVEMBER 30,
                                               --------------------------    --------------------------
                                                   2009           2008           2009           2008
                                                             (As Restated)                 (As Restated)
                                               -----------    -----------    -----------    -----------
REVENUE ....................................   $     1,885    $      --      $     7,026    $      --

COST OF REVENUE ............................         1,526           --            2,245           --
                                               -----------    -----------    -----------    -----------

GROSS PROFIT ...............................           359           --            4,781           --

OPERATING EXPENSES

         Selling, general and administrative        15,464         31,263         58,382         71,101
                                               -----------    -----------    -----------    -----------

               TOTAL OPERATING EXPENSES ....        15,464         31,263        (58,382)        71,101

(LOSS) FROM OPERATIONS .....................       (15,105)       (31,263)       (53,601)       (71,101)
                                               -----------    -----------    -----------    -----------

INTEREST EXPENSE ...........................           631             19          3,289             58

(LOSS) BEFORE INCOME TAXES .................       (15,736)       (31,282)       (56,890)       (71,159)

         Income tax expense ................          --             --              800            800
                                               -----------    -----------    -----------    -----------

NET (LOSS) .................................   $   (15,736)   $   (31,282)   $   (57,690)   $   (71,959)
                                               ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

         Basic and diluted .................   $     (0.01)   $     (0.02)   $     (0.04)   $     (0.04)
                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING

         Basic and diluted .................     1,599,750      1,599,750      1,599,750      1,599,750
                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009
                                   (UNAUDITED)

                                                                                             TOTAL
                                        COMMON STOCK          ADDITIONAL                  STOCKHOLDERS'
                                 -------------------------     PAID-IN       RETAINED       EQUITY
                                    SHARES        AMOUNT       CAPITAL       DEFICIT       (DEFICIT)
                                 -----------   -----------   -----------   -----------    -----------
Balance, March 1, 2009 .......     1,599,750   $       160   $   255,140   $  (314,554)   $   (59,254)

Contributed services .........          --            --          31,200          --           31,200

Net (loss) for the nine months
  ended November 30, 2009 ....          --            --            --         (57,690)       (57,690)
                                 -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2009 ...     1,599,750   $       160   $   286,340   $  (372,244)   $   (85,744)
                                 ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS
                                                                 ENDED NOVEMBER 30,
                                                                --------------------
                                                                  2009        2008
                                                                          (As Restated)
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) ........................................   $(57,690)   $(71,959)
          Adjustments to reconcile net (loss) to net cash
            (used) by operating activities:
                Contributed services ........................     31,200      15,150
                Changes in operating assets and liabilities:
                     Prepaid expenses .......................       (211)      1,000
                     Inventories ............................       (461)       --
                     Accrued expenses .......................    (40,819)      1,535
                     Unearned revenue .......................     15,000      25,000
                                                                --------    --------

            NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES    (52,981)    (29,274)
                                                                --------    --------


CASH FLOWS (USED) BY INVESTING ACTIVITIES:
          Production in progress ............................       --        (2,000)
                                                                --------    --------

            NET CASH (USED) BY INVESTING ACTIVITIES .........       --        (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loan payable - related party ........     61,500        --
          Repayment of loan payable - related party .........    (10,000)       --
          Proceeds from sale of common stock ................       --        12,200
                                                                --------    --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES .......     51,500      12,200
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH .............................     (1,481)    (19,074)

CASH AT THE BEGINNING OF THE YEAR ...........................      2,672      20,823
                                                                --------    --------

CASH AT THE END OF THE YEAR .................................   $  1,191    $  1,749
                                                                ========    ========

                              FUTURA PICTURES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS
                                                                 ENDED NOVEMBER 30,
                                                                --------------------
                                                                  2009        2008
                                                                          (As Restated)
                                                                --------    --------
SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION

           Interest paid ....................................   $   --      $   --
           Taxes paid .......................................   $    800    $    800

The accompanying notes are an integral part of these financial statements.

                              FUTURA PICTURES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)

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

         PRESENTATION

         The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010. Accordingly, your attention is directed to footnote disclosures found in the February 28, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

         The Company has evaluated subsequent events through January 11, 2010, the date these condensed financial statements were issued.

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

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments at November 30, 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

         RECENT PRONOUNCEMENTS

         In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105"). ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. The Company adopted ASC 105 for the financial statements ended November 30, 2009. The adoption of ASC 105 did not have an impact on the Company's financial position or results of operations.

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

NOTE 3   DEVELOPMENT STAGE OPERATIONS

         During the nine months ended November 30, 2009, the Company began sales of its DVD, "The 5 Communication Secrets That Swept Obama to the Presidency". Accordingly, the Company is no longer considered to be in the Development Stage.

NOTE 4   UNEARNED REVENUE

         On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009.

NOTE 5   RELATED PARTY TRANSACTION

         LOAN COMMITMENT

         The Company's President, Buddy Young, agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2010. The note bears interest at 8% and is due upon demand, no later than June 30, 2011. The outstanding balance was $70,957 as of November 30, 2009.

NOTE 6   STOCKHOLDERS' DEFICIT

         During the nine months ended November 30, 2009 and 2008, the Company's President devoted time to the development process of the Company. Compensation expense totaling $31,200 has been recorded in each period. Of this amount, the President was paid $-0- and $16,050 during the nine months ended November 30, 2009 and 2008, respectively. The President has waived reimbursement of $31,200 and $15,150 during the nine months ended November 30, 2009 and 2008, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

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

SELECT FINANCIAL INFORMATION

                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                         NOVEMBER 30,                    NOVEMBER 30,
                                 ----------------------------    ----------------------------
                                      2009           2008            2009            2008
                                                 (As Restated)                   (As Restated)
                                 ------------    ------------    ------------    ------------
Statement of Operations Data

Total Revenue ................   $      1,885    $       --      $      7,026    $       --
Cost of Revenue ..............   $      1,526    $       --      $      2,245    $       --
Gross Profit .................   $        359    $       --      $      4,781    $       --
Operating Loss ...............   $    (15,105)   $    (31,263)   $    (53,601)   $    (71,101)
Net loss after taxes .........   $    (15,736)   $    (31,282)   $    (57,690)   $    (71,959)
Net loss per share ...........   $      (0.01)   $      (0.02)   $      (0.04)   $      (0.04)

Balance Sheet Data

Total assets .................   $      6,863    $     14,749    $      6,863    $     14,749
Total liabilities ............   $     92,007    $     56,241    $     92,607    $     56,241
Stockholders' equity (deficit)   $    (85,744)   $    (41,492)   $    (85,744)   $    (41,492)


THREE-MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008

GENERAL

         The Company was incorporated on December 10, 2003. We had no operations until fiscal 2005. On January 19, 2005 we acquired an option on a screenplay entitled CASS & KARRI. Additionally, on January 24, 2005 we acquired an option on a screenplay entitled LIFE-DOT-COM. Both options expired in June 2009.

         While we continued our efforts to raise sufficient funds to initiate our business plan, of producing low budget films for home video distribution, and in an attempt to generate operating revenue, in December 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. Under the Agreement we were to receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications. We were to receive payment in installments based on the completion of certain stages of the Production. Through November 2008, we received a total of $50,000 which was recorded as Unearned Revenue. In February 2009, the Hathaway Group agreed with us to cancel the Project with no monies owed by either party. The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statement of Operations

         In November 2008, the Company commenced the production of a 47 minute "self-improvement" DVD entitled, "THE 5 COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY." The DVD uses video examples of President Barack Obama's most memorable speeches to illustrate five essential secrets of effective public and personal communication. International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold and marketed via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc, and will shortly be available in retail outlets.

REVENUES

         Our revenues for the three months ended November 30, 2009 were $1,885. These revenues were a result of the initial sales of "THE 5 COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY" DVD. There were no revenues during the three months ended November 30, 2008.

         The cost of revenues during the three months ended November 30, 2009, was $1,526. As there were no revenues during the three months ended November 30, 2008, no costs were incurred.

EXPENSES

         Selling, general and administrative expenses were $15,464 during the three months ended November 30, 2009 as compared to $31,263 during the three months ended November 30, 2008.

         During the three month period ended November 30, 2009, we incurred a total of $15,464 in general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $5,292 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2008, we incurred a total of $18,024 general and administrative expenses. This consisted primarily of $5,000 of contributed services by our CEO, Buddy Young, $5,400 of compensation expense paid to our CEO, Buddy Young, and $5,363 of professional fees incurred for our audited financial statements and related filings.

         We incurred $631 and $19 in interest expense during the three months ended November 30, 2009 and 2008, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

         While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO NINE-MONTH PERIOD ENDED NOVEMBER 30, 2008

REVENUES

         Our revenues for the nine months ended November 30, were $7,026. These revenues were a result of the initial sales of "THE 5 COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY" DVD. There were no revenues during the nine months ended November 30, 2008.

         The cost of revenues during the nine months ended November 30, 2009, was $2,245. As there were no revenues during the nine months ended November 30, 2008, no costs were incurred.

EXPENSES

         Selling, general and administrative expenses were $58,382 during the nine months ended November 30, 2009 as compared to $71,101 during the nine months ended November 30, 2008.

         Selling and marketing expenses were $3,530 for the nine months ended November 30, 2009 as compared to $ 0 for the nine months ended November 30, 2008. These costs are mainly related to the marketing of "THE 5 COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY" DVD.

         During the nine month period ended November 30, 2009, we incurred a total of $54,852 in general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $17,482 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2008, we incurred a total of $57,901 general and administrative expenses. This consisted primarily of $15,150 of contributed services by our CEO, Buddy Young, $16,050 of compensation expense paid to our CEO, Buddy Young, and $19,252 of professional fees incurred for our audited financial statements and related filings.

         We incurred $3,289 and $58 in interest expense during the nine months ended November 30, 2009 and 2008, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

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

         "THE FIVE SECRETS OF COMMUNICATION THAT SWEPT OBAMA TO THE PRESIDENCY," has generated $7,026 in revenue during the first nine months of fiscal 2010. We anticipate that cash resulting from the further sales and licensing of "THE FIVE COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY." or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had a cash balance of $1,191 on November 30, 2009. Other than funds received from the sale of "THE FIVE COMMUNICATION SECRETS THAT SWEPT OBAMA TO THE PRESIDENCY,", at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2010. As of November 30, 2009 the balance owing on this agreement is $70,957. Payment of principal and interest is due on this loan on June 30, 2011.

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


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2009, no matters were submitted to the Company's security holders.

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

                                  FUTURA PICTURES, INC.
                                  (Registrant)


Dated: January 12, 2010           /S/ BUDDY YOUNG
                                  ------------------------------------
                                      Buddy Young, President and Chief
                                      Executive Officer