Form 10-K
period 2010-02-28
FUTURA PICTURES, INC.
filed 2010-05-26
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-123611

FUTURA PICTURES, INC.
____________________________________________
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of organization)	56-2495218 (IRS Employer incorporation or Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California (Address of principal executive offices)	91316 (Zip Code)

(818) 784-0040
______________________
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None                                                                                     Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
_____________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐      No ☒

At May 14, 2010, the registrant had 1,599,750 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

There currently is no public market for the Company’s Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2009 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1.  Description of Business

(a) Background

We were incorporated in the State of Delaware on December 10, 2003.  From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as “low budget films”), produced solely for distribution to the domestic and international home video markets.

Pursuant to our business plan during 2005 we acquired one year options to purchase two screenplays. In 2006 the options on both screenplays were renewed through June 2009. As the Company was unable to raise the necessary funds to begin production on either of these screenplays, the options expired.

While we continued our efforts to raise sufficient funds to initiate our business plan, and in an attempt to generate operating revenue, in December 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. Under the Agreement we were to receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications.  We were to receive payment in installments based on the completion of certain stages of the Production.   Through November 2008, we received a total of $50,000 which was recorded as Unearned Revenue.  Due to the deteriorating economic climate in February 2009, the Hathaway Group agreed with us to cancel the Project with no monies owed by either party.  The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statement of Operations.

In November 2008, the Company commenced the production of a 47 minute “self-improvement/educational” DVD entitled, “The 5 Communication Secrets That Swept Obama To The Presidency.” The DVD uses video examples of President Barack Obama’s most memorable speeches to illustrate five essential secrets of effective public and personal communication.  International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold and marketed to individuals via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc. Additionally, the Company created a “Business Edition” version of the DVD. This version includes the 47 minute DVD, along with a Leader Guide, Participant workbook, and Power Point presentation. It is being marketed both domestically and internationally by distributors to organizations for the training of their personnel in communication skills.

(b) Description of Business

As stated earlier, our business plan called for the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. These films would mainly be targeted to family audiences, encompassing among others, such genres as sports, sci-fi, mystery, action/adventure and comedy. Although due to our inability to date to raise the necessary funds to implement our plan as described above, management is still hopeful that as economic conditions improve we will be successful in raising sufficient funds to co-finance or produce low budget motion pictures. There can be no assurance that we will ever be successful in these efforts. During the next 12 months in addition to attempting to raise funds we will be seeking to produce, or acquire another one or two “self-improvement/educational” DVDs, whose production budgets are in most cases substantially less than the budgets required to produce a motion picture.

Customers

We market the “The 5 Communication Secrets That Swept Obama To The Presidency,” DVD, and will market any future self-improvement/educational DVDs that we may produce through several distribution channels to individuals seeking to improve their professional skills and personal qualities, educational institutions, i.e. libraries and universities for teaching purposes, and to organizations for employee training. Our current distribution channels are comprised of a network of both domestic and international distributors.

Product

Given our current inability to raise sufficient funds to initiate the co-financing or production of low budget motion pictures, our product during the next twelve months will be limited to self-improvement/educational DVDs. In an attempt to enhance the product’s revenue potential we created a “Personal Version” and “Business Version” of “The 5 Communication Secrets That Swept Obama To The Presidency,” DVD. The “Personal Version,” consisting of the DVD and Workbook is marketed to individuals and to libraries and schools. The “Business Version,” consisting of the DVD, Facilitator’s Guide, Participant Workbook, Power Point presentation, and Reminder Cards is marketed to organizations for employee training. We anticipate following this formula for any future DVDs we produce.

Sales and Distribution

US Sales and Distribution

We sell the “Personal” version of “The 5 Communication Secrets That Swept Obama To The Presidency,” under a distribution agreement with Gaiam, Inc., a leading lifestyle media company. Gaiam places product in a variety of retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; and mass merchant stores such as WalMart and Target. Additionally, the DVD is being sold to libraries and learning institutions under a distribution agreement with Films For The Humanities, a distribution company specializing in marketing and sales to the educational market.

The “Business Edition” version is being marketed via a network of both domestic and international distributors specializing in the sales of employee training products. Among the domestic distributors selling the DVD are, Workplace Publishing, Advanced Knowledge, and Learncom. We have agreements with a number of international distributors for the sale and marketing of “The 5 Communication Secrets That Swept Obama To The Presidency,” DVD, in countries including Canada, Mexico, Israel, India, South Africa, England and Hong Kong.

Overview of the Motion Picture Industry

As demonstrated by the changes in the motion picture industry, the production and distribution of motion pictures is no longer limited to “traditional” distribution through theaters, cable and satellite broadcasts.   For the past three years, the motion picture industry had been steadily expanding to include the “direct to home video” segment of the market.  Consequently, there are increasing numbers of motion pictures which are being produced for release and distribution in the home video market and “direct to home video” has become part of the motion picture industry.  Except for the final distribution of the completed project, the production of motion pictures has not changed and the Company will follow traditional routes in that regard.

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

“Educational/Self-improvement” DVD Production

The process of producing “Self-improvement” DVDs is comprised of the same stages of production as outlined above for the production of motion pictures. They are: (a) pre production, (b) principal photography, and (c) post production.  We anticipate that the budgets for the production of these DVDs will range between $50,000 and $100,000.

The Self Improvement Market

Marketdata Enterprises’ U.S. Market For Self Improvement Products & Services report dated October 2008 estimates that the self-improvement market in the U.S. was worth $11.0 billion in 2007, versus $9.73 billion in 2005—a 13.6% 2-year gain. Further, they project the market will grow at a 6.2% average annual pace to 2012, reaching $14.17 billion.

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

According to Marketdata’s report the self-improvement market is largely comprised of female customers, especially for programs related to relationships, weight loss, exercise, spirituality and Far Eastern topics. Seventy percent of self improvement book buyers and seminar participants are women. For men, the market is concentrated primarily on business and organizational skills improvement, and money making opportunities like real estate investment or stock trading systems. Programs related to stress management and relaxation techniques are more broad-based, applicable to both sexes. A substantial share of our customers is located on the two coasts of the United States. California is especially receptive to “new age” topics, Far Eastern disciplines, holistic and alternative health care.

Competition

Both the educational/self-improvement and the motion picture industries are comprised of numerous large, mid-sized, and small independent production companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with talent and distribution outlets throughout the world.

Some of the companies in the these industries have been operating since the 1930s, while others have just recently become popular by virtue of a high grossing motion picture or best selling book/DVD.

Company History

We were incorporated in the State of Delaware on December 10, 2003.  From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, (referred to in this document as “low budget films”), produced solely for distribution to the domestic and international home video markets.

Pursuant to our business plan during 2005 we acquired one year options to purchase two screenplays. In 2006 the options on both screenplays were renewed through June 2009. As the Company was unable to raise the necessary funds to begin production on either of these screenplays, the options expired.

While continuing our efforts to raise sufficient funds to initiate our business plan, and in an attempt to generate operating revenue, in December 2007, we entered into a Production Agreement with the Hathaway Group to develop and produce a one hour television documentary. Under the Agreement we were to receive $150,000 as total compensation for writing, shooting, producing, editing, and in all respects completing the documentary in accordance with standard television broadcast specifications.  We were to receive payment in installments based on the completion of certain stages of the Production.   Through November 2008, we received a total of $50,000 which was recorded as Unearned Revenue.  In February 2009, the Hathaway Group agreed with us to cancel the Project with no monies owed by either party.  The $50,000 has been recorded as a reimbursement of production costs in Production Costs in the Statement of Operations.

In November 2008, the Company commenced the production of a 47 minute “self-improvement/educational” DVD entitled, “The 5 Communication Secrets That Swept Obama to the Presidency.” The DVD uses video examples of President Barack Obama’s most memorable speeches to illustrate five essential secrets of effective public and personal communication.  International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold and marketed to individuals via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc. Additionally, the Company created a “Business Edition” version of the DVD. This version includes the 47 minute DVD, along with a Leader Guide, Participant workbook, and Power Point presentation. It is being marketed both domestically and internationally by distributors to organizations for the training of their personnel in communication skills.

Item 2.  Description of Property

We currently use at no cost office space provided to us by our president located at 17337 Ventura Boulevard, Suite 305, Encino, California 91316. The value of this space is considered minimal and included in the value of contributed services provided by Mr. Young. We handle all administrative matters from his office.  We anticipate that for the foreseeable future Mr. Young will continue to allow us to utilize his office until we have sufficient funds to acquire office space.

Item 3.  Legal Proceedings

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 2010.

PART 11

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market

There is currently no public market for our common stock. If and when management believes it is in the best interest of the Company and its shareholders we will apply for a listing of our stock on either the Over-The-Counter Bulletin Board System (also known as “OTCBB”) or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTCBB, the Pink Sheets Electronic Quotation System or any stock exchange or stock market.

Both the OTCBB and the Pink Sheets Electronic Quotation Service have very minimal listing requirements imposed on companies that desire to be listed in their systems.

The OTCBB requires that the company’s stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at lease one (1) market maker.  There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

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

Holders

As of February 28, 2010, we have 1,599,750 shares of common stock issued and outstanding held by 76 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Common Stock

The Company’s certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value.  As of February 28, 2010, 1,599,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Information

	For the Years Ended
	February 28, 2010	February 29, 2009
Statement of Operations Data

Total Revenue	$13,108	$-
Operating Loss	$(74,006)	$(99,321)
Net loss after taxes	$(74,806)	$(100,121)
Net loss per share	$(0.04)	$(0.06)

Balance Sheet Data

Total assets	$4,509	$7,672
Total liabilities	$96,969	$66,926
Stockholders’ deficit	$(92,460)	$(59,254)

Item 7.  Management's Discussion and Analysis or Plan or Operation

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

General

In November 2008, the Company commenced production on a 47 minute “self-improvement” DVD entitled, “The 5 Secrets of Communication That Swept Obama to the Presidency.”

The DVD uses video examples of President Barack Obama’s most memorable speeches to illustrate five essential secrets of effective public and personal communication.  International communication analyst and coach Richard Greene hosts the DVD and instructs in the system of communication techniques he created. The DVD was completed in February 2009, and is being sold via the internet and through distributors specializing in the sale of product to the educational market, i.e. libraries, universities etc., and to organizations for employee training. (See Company History Page 10)

Revenues

Our revenues for the year ended February 28, 2010 were $13,108. These revenues were a result of the initial sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD. There were no revenues during the year ended February 28, 2009.

The cost of revenues during the year ended February 28, 2010 was $2,331. As there were no revenues during the year ended February 28, 2009 no costs were incurred.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young- in the amount of $41,600, of which $41,600 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.  During the year ended February 28, 2010, we incurred a total of $74,323 selling, general and administrative expenses, compared to a total of $82,522 during the year ended February 29, 2009. This represents a decrease of $8,199.  This decrease is mainly the result of decreases in our professional fees of $7,850.  We also experienced a decrease of $4,750 in our travel expenses which was directly related to our developing projects.

Production Costs

During the years ended February 28, 2010 and 2009, we incurred $6,353 and $66,530, respectively, in production costs primarily related to a DVD and workbook combination we created (“The 5 Communication Secrets That Swept Obama to the Presidency”).  We have no historical revenue to aid us in accurately forecasting revenues to be earned on these videos and have, accordingly, expensed such costs as incurred. As noted above in our Description of Business, we received $50,000 towards the development of a documentary. As of February 2009, the production contract was terminated. The monies received have been classified as a reimbursement of production costs in our Statement of Operations.

While we cannot guarantee the level of our expenses in the future, we anticipate them to remain constant until such time that productions of the screenplays begin and we hire additional employees and incur production related expenses.

Interest Expense

We incurred $5,518 and $269 in interest expense during the years ended February 28, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

Plan of Operation

During the past twelve months we produced an educational/self-improvement DVD entitled, “The Five Communication Secrets That Swept Obama to the Presidency.” Additionally, we established a domestic and international distribution network to handle the sales and marketing of the DVD. Given our inability to date to raise the necessary capital to implement our initial business plan as described above, management has decided to put that element of the plan on hold, and to focus its efforts during the next 12 months on producing educational/self-improvement DVDs whose production budgets range between fifty and one hundred thousand dollars.  Additionally, we will continue to work to maximize the DVD’s revenue potential by attempting to secure more distribution channels.

Through February 10, 2010,“The Five Secrets of Communication That Swept Obama to the Presidency,” has generated $13,108 in revenue. We anticipate that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency.” or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2011.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. No employee has received cash compensation from the Company other than the $16,050 paid to Mr. Young during the year ended February 28, 2009. We have no other full-time or part-time employees.  Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $1,344 on February 28, 2010. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,” at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through  December 31, 2010.  As of February 28, 2010 the balance owing on this agreement is $73,357. Payment of principal and interest is due on this loan on June 30, 2011.

We believe that revenue derived from the sale of the above mentioned DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2011.

Item 8.  Financial Statements and Supplementary Data

FUTURA PICTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Futura Pictures, Inc.:

We have audited the accompanying balance sheets of Futura Pictures, Inc. (a development stage company; the “Company”) as of February 28, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter is described in Notes 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
May 24, 2010
Camarillo, California

FUTURA PICTURES, INC.
BALANCE SHEETS
FEBRUARY 28, 2010 AND 2009

ASSETS	2010	2009

Cash	$1,344	$2,672
Accounts receivable	2,054	-
Prepaid expenses	1,111	-
Inventories	-	5,000

TOTAL ASSETS	$4,509	$7,672

LIABILITIES

Accrued expenses	$2,813	$47,188
Unearned revenue	15,000	-
Accrued interest – related party	5,799	281
Loan payable – related party	73,357	19,457

TOTAL LIABILITIES	96,969	66,926

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
authorized – 100,000,000 shares
issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	296,740	255,140
Retained deficit	(389,360)	(314,554)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(92,460)	(59,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,509	$7,672

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	2010	2009

REVENUE	$13,108	$-

COST OF REVENUE	2,331	-

GROSS PROFIT	10,777	-

OPERATING EXPENSES

Selling, general and administrative	79,265	82,522
Production costs, net of reimbursement	-	16,530

TOTAL OPERATING EXPENSES	79,265	99,052

(LOSS) FROM OPERATIONS	(68,488)	(99,052)

INTEREST EXPENSE	5,518	269

(LOSS) BEFORE INCOME TAXES	(74,006)	(99,321)

Income tax expense	800	800

NET (LOSS)	$(74,806)	$(100,121)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,599,750	1,597,777

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2008	1,538,750	$154	$217,396	$(214,433)	$3,117

Issuance of common stock for cash	61,000	6	12,194	-	12,200

Contributed services	-	-	25,550	-	25,550

Net (loss) for the year ended February 28, 2009	-	-	-	(100,121)	(100,121)

Balance, February 28, 2009	1,599,750	$160	$255,140	$(314,554)	$(59,254)

Contributed services	-	-	41,600	-	41,600

Net (loss) for the year ended February 28, 2010	-	-	-	(74,806)	(74,806)

Balance, February 28, 2010	1,599,750	$160	$296,740	$(389,360)	$(92,460)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(74,806)	$(100,121)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	120	-
Contributed services	41,600	25,550
Write-off of obsolete inventories	5,000	-
Write-off of production in process	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	(2,054)	-
Prepaid expenses	(201)	1,000
Inventories	-	(5,000)
Accrued expenses	(38,857)	43,720
Unearned revenue	15,000	(25,000)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(54,198)	(46,851)

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
Film costs	(1,030)	-
Production in progress	-	(2,000)

NET CASH (USED) BY INVESTING ACTIVITIES	(1,030)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	63,900	18,500
Repayment of loan payable – related party	(10,000)	-
Proceeds from sale of common stock	-	12,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,900	30,700

NET INCREASE (DECREASE) IN CASH	(1,328)	(18,151)

CASH AT THE BEGINNING OF THE YEAR	2,672	20,823

CASH AT THE END OF THE YEAR	$1,344	$2,672

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Futura Pictures, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on December 10, 2003.  The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for the distribution directly to the domestic and international home video markets.

The Company has evaluated subsequent events through the date these financial statements were issued.

Unclassified Balance Sheet

As required by FSABASC Topic 926, the Company has elected to present an unclassified balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 28, 2010 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Inventories

Inventories represent finished DVDs of the program, "The 5 Communication Secrets That Swept Obama to the Presidency", that are available for sale. They are valued at the lower of cost or market using the First-In-First-Out method of accounting. During the last quarter of fiscal year ended February 28, 2010, the Company had begun selling its product through retail distributors and other outlets through downloads from the internet. Sales are no longer being conducted form existing stock; therefore, the inventory on hands became obsolete as of February 28, 2010.

Production Costs

The Company expenses production costs as incurred when the costs are related to videos where there is no historical revenue to aid the Company in accurately forecasting revenues to be earned on the related videos.

Value of Stock Issued for Services

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services.  The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at February 28, 2010.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended February 28, 2010.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

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

During the year ended February 28, 2010, the Company began sales of its DVD, “The 5 Communication Secrets That Swept Obama to the Presidency”. Accordingly, the Company is no longer considered to be in the Development Stage.

NOTE 4	UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010.

NOTE 5	RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2010.  The note bears interest at 8% and is due upon demand, no later than June 30, 2011.  The outstanding balance was $73,357 as of February 28, 2010.

Consulting Agreement

During September 2007, the Company entered into a consulting agreement (the “contract”) with Calvin Young, brother to the Company’s President, Buddy Young, whereby Calvin Young provides the Company consulting services in relation to the development of a script under the Agreement noted in Note 5.  Per the contract, the Company paid Calvin Young a monthly fee.  For the years ended February 28, 2010 and February 29, 2009, the Company’s payments totaled $-0- and $2,000, respectively, under this contract. The balance of $13,000 was written off to Production Costs in connection to the cancellation of the above Agreement.

NOTE 7	STOCKHOLDERS’ DEFICIT

For the years ended February 28, 2010 and February 29, 2009, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  Of this amount, the President was paid $-0- and $16,050 during the years ended February 28, 2010 and February 29, 2009, respectively.  The President has waived reimbursement of $41,600 and $25,550 during the years ended February 28, 2010 and February 29, 2009, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

NOTE 8	INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 28, 2010:

Net operating loss carry-forward	$37,700
Less valuation allowance	(37,700)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2009	$32,200
Addition for the year ended February 28, 2010	5,500
Balance, February 28, 2010	$37,700

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

Net Operating Loss

The Company has approximately $160,000 net operating loss carry-forwards, which expire in various years through 2030.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company is managed and operated on a daily basis by Buddy Young, who acts as our Chief Executive Officer and Chief Financial Officer. We have no segregation of duties and Mr. Young has no background in SEC reporting and disclosure requirements. We engage an outside consultant to assist us in preparing our filings with the SEC but acknowledge that although this improves our reporting and disclosure, it does not cure this material weakness. Once operations increase and generate sufficient cash flows, we plan on developing processes and procedures to improve our controls and procedures.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified above, for our year ended February 28, 2010, we believe that our financial statements contained in this report our the year ended February 28, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the year ended February 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including Buddy Young our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position

Buddy Young	74	President, Chief Executive Officer, Chief Financial Officer and Chairman

Joseph Adelman	75	Vice President and Director

Mel Powell	45	Secretary and Director

Dennis Spiegelman	61	Director

Buddy Young has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Futura Pictures, Inc. since its inception in December 2003.  From June 2000, until December 2006, he has served as an officer and director of Dematco, Inc., (f.k.a. Advanced Media Training), a company that produced and distributed management and general workforce training products. Prior to that Mr. Young served as a director and chief executive officer of a number of firms including, MGPX Ventures, Inc., now known as Contango Oil & Gas, Bexy Communications, Inc., now known as Cheniere Energy, and Color Systems Technology, Inc. Prior to joining Color Systems, Mr. Young served as Director of West Coast Advertising and Publicity for United Artists Corporation, as well Director of Worldwide Advertising and Publicity for Columbia Pictures Corp and Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc. For over forty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

Joseph Adelman has served as an officer and director of Futura Pictures since December 2004. Since 1991 he has served as the Chief Executive Officer of International Entertainment Enterprises, a leading independent sales and business representative for United States and international producers and owners of feature films, documentaries and children’s animation. He started his entertainment industry career in 1958 when he joined the New York legal department at United Artists Corp. In 1962 he moved to Los Angeles where he assumed the position of Vice-President, West Coast Business Affairs for United Artists. From 1977 to 1979 Mr. Adelman served as the Chief Operating Officer of the Association of Motion Picture & Television Producers, where his responsibilities included negotiating on behalf of the major motion picture companies with Hollywood labor unions and with government regulatory agencies.

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

There is no family relationship between any director or executive officer of Futura Pictures.

Item 11.  Executive Compensation

Name	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIP Payouts	All Other Compensation
Buddy Young	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- $16,050 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (3)
Mel Powell	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Joseph Adelman	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Dennis Spiegelman	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
(1)           All officers and directors assumed their positions in January 2004.
(2)           Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3)           For the years ended February 28, 2010 and February 28, 2009, Mr. Young devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  Of this amount, Mr. Young was paid $-0- and $16,050 during the years ended February 28, 2010 and February 28, 2009, respectively.  Mr. Young has waived reimbursement of $41,600 and $25,550 during the years ended February 28, 2010 and February 28, 2009, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group.  The table shows the number and percentage of shares held by each person as of February 28, 2010.  The address of each person listed in the table is 17337 Ventura Boulevard, Suite 305, Encino, California 91316.

Name and Address	Number of Shares Owned		Percentage of Class Owned

Young Family Trust	1,190,000	(1)	74.39%

Buddy Young and Rebecca Young	1,190,000	(1)	74.39%

Joseph Adelman	10,000		0.63%

Mel Powell	10,000		0.63%

Dennis Spiegelman	10,000		0.63%

All officers and directors as a group (5 persons)	1,220,000		76.28%
_______________
(1)
All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares.  Buddy Young is a director and executive officer of Futura Pictures

Item 13.  Certain Relationships and Related Transactions

We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through December 31, 2010. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2011.  Through February 28, 2010, the Company has borrowed a total of $73,357 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company’s common stock with an aggregate value of $19,000 for the loan commitment.

We currently use at no cost office space provided to us by our president located at 17337 Ventura Boulevard, Suite 305, Encino, California 91316. We handle all administrative matters from his office.

The promoters of the Company consist of the following founding shareholders, all of whom received their stock in January, 2004.  Buddy Young formed the Company with a capital contribution of $10,000 in exchange for 1,000,000 shares.  Mr. Young had those shares issued to the Young Family Trust.  Mr. Young and his wife are beneficiaries and trustees of the Young Family Trust.  In addition, the Young Family Trust received an additional 190,000 shares in exchange for Mr. Young’s commitment to provide certain financing to the Company.   Joseph Adelman, Dennis Spiegelman, and Mel Powell, each received 10,000 shares for services rendered to the Company.

Item 14.  Principal Accounting Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $16,000 and $19,475, respectively, in the years ended February 28, 2010 and February 28, 2009.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $865 and $825 in the fiscal years ended February 28, 2010 and February 28, 2009.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2010 and February 28, 2009.

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

By:    /s/ Buddy Young
Buddy Young
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Buddy Young Buddy Young	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 25, 2010

/s/ Joseph Adelman	Director	May 25, 2010
Joseph Adelman

/s/ Mel Powell	Director	May 25, 2010
Mel Powell

/s/ Dennis Spiegelman	Director	May 25, 2010
Dennis Spiegelman