Form 10-Q
period 2010-05-31
FUTURA PICTURES, INC.
filed 2010-07-06
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

FUTURA PICTURES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 305
Encino, California    91316
Issuer's Telephone Number:  (818) 784-0040
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

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes [_]   No [X]

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 21, 2010.

There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes [_]   No [X]

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	May 31, 2010 and February 28, 2010	3
	Condensed Statements of Operations
	For the Three Months Ended May 31, 2010 and 2009	4
	Condensed Statements of Shareholders’ Equity (Deficit)
	For the Three Months Ended May 31, 2010	5
	Condensed Statements of Cash Flows
	For the Three Months Ended May 31, 2010 and 2009	6-7
	Notes to Condensed Financial Statements	8-10

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2010	2010
	(Unaudited)
ASSETS

Cash	$2,150	$1,344
Accounts receivable	-	2,054
Prepaid expenses	987	1,111

TOTAL ASSETS	$3,137	$4,509

LIABILITIES

Accrued expenses	$3,909	$2,813
Unearned revenue	15,000	15,000
Accrued interest – related party	7,245	5,799
Loan payable – related party	67,857	73,357

TOTAL LIABILITIES	94,011	96,969

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	307,140	296,740
Retained deficit	(398,174)	(389,360)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(90,874)	(92,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,137	$4,509

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE	$9,414	$4,460

COST OF REVENUE	1,048	671

GROSS PROFIT	8,366	3,789

OPERATING EXPENSES

Selling, general and administrative	14,934	25,723

TOTAL OPERATING EXPENSES	14,934	25,723

(LOSS) FROM OPERATIONS	(6,568)	(21,934)

INTEREST EXPENSE	1,446	1,145

(LOSS) BEFORE INCOME TAXES	(8,014)	(23,079)

Income tax expense	800	-

NET (LOSS)	$(8,814)	$(23,079)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2010	1,599,750	160	$296,740	$(389,360)	$(92,460)

Contributed services	-	-	10,400	-	10,400

Net (loss) for the three months ended May 31, 2010	-	-	-	(8,814)	(8,814)

Balance, May 31, 2010	1,599,750	$160	$307,140	$(398,174)	$(90,874)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,814)	$(23,079)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Amortization expense	120	-
Contributed services	10,400	10,400
Changes in operating assets and liabilities:
Accounts receivable	2,054	-
Prepaid expenses	4	(235)
Inventories	-	25
Accrued expenses	2,542	(36,601)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,306	(49,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	500	47,000
Repayment of loan payable – related party	(6,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,500)	47,000

NET INCREASE (DECREASE) IN CASH	806	(2,490)

CASH AT THE BEGINNING OF THE PERIOD	1,344	2,672

CASH AT THE END OF THE PERIOD	$2,150	$182

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)

NOTE 1	BACKGROUND AND PRESENTATION

Organization and Nature of Business

Futura Pictures, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on December 10, 2003.  The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for the distribution directly to the domestic and international home video markets.

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

The Company has evaluated subsequent events through the date these financial statements were issued.

Unclassified Balance Sheet

As required by ASC Topic 926, the Company has elected to present an unclassified balance sheet.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2010 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE 3	UNEARNED REVENUE

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

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2010.  The note bears interest at 8% and is due upon demand, no later than June 30, 2011.  The outstanding balance was $67,857 as of May 31, 2010.

NOTE 5	STOCKHOLDERS’ DEFICIT

For the three months ended May 31, 2010 and 2009, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $10,400 has been recorded in each period.  Of this amount, the President was paid $-0- during the three months ended May 31, 2010 and 2009.  The President has waived reimbursement of $10,400 during the three months ended May 31, 2010 and 2009, and accordingly, the amounts have been recorded as a contribution to capital.

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

SELECT FINANCIAL INFORMATION

	For the Three Months Ended
	May 31, 2010	May 31, 2009
Statement of Operations Data

Total Revenue	$9,414	$4,460
Operating Loss	$(8,014)	$(23,079)
Net loss after taxes	$(8,814)	$(23,079)
Net loss per share	$(0.01)	$(0.01)

Balance Sheet Data

Total assets	$3,137	$5,392
Total liabilities	$94,011	$77,325
Stockholders’ deficit	$(90,874)	$(71,933)

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

Revenues

Our revenues for the three months ended May 31, 2010 were $9,414. These revenues included sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD in the amount of $80, royalty income related to the DVD in the amount of $9,322 and shipping revenues of $12. Our revenues for the three months ended May 31, 2009 were $4,460. These revenues included sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD in the amount of $4,418 and shipping revenues of $42.

The cost of revenues during the three months ended May 31, 2010 was $1,048 which included commissions of $1,045 and online transaction fees of $3.  The cost of revenues during the three months ended May 31, 2009 was $671 which included cost of products sold in the amount of $540 and online transaction fees of $131.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $10,400, of which $10,400 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.  During the three months ended May 31, 2010, we incurred a total of $14,934 selling, general and administrative expenses, compared to a total of $25,723 during the three months ended May 31, 2009. This represents a decrease of $10,789.  This decrease is mainly the result of decreases in our marketing and website costs of $8,123 along with a decrease in our professional fees of $1,721.

Interest Expense

We incurred $1,446 and $1,145 in interest expense during the three months ended May 31, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

Plan of Operation

During the fiscal year ended February 28, 2010 we produced an educational/self-improvement DVD entitled, “The Five Communication Secrets That Swept Obama to the Presidency.” Additionally, we established a domestic and international distribution network to handle the sales and marketing of the DVD. Given our inability to date to raise the necessary capital to implement our initial business plan as described above, management has decided to put that element of the plan on hold, and to focus its efforts during the next 12 months on producing educational/self-improvement DVDs whose production budgets range between fifty and one hundred thousand dollars.  Additionally, we will continue to work to maximize the DVD’s revenue potential by attempting to secure more distribution channels.

Through May 31, 2010,“The Five Secrets of Communication That Swept Obama to the Presidency,” has generated $22,522 in revenue. We anticipate that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency,” or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2011.

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

Liquidity and Capital Resources

We had a cash balance of $2,150 on May 31, 2010. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,” at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through  December 31, 2010.  As of May 31, 2010 the balance owing on this agreement is $67,857. Payment of principal and interest is due on this loan on June 30, 2011.

We believe that revenue derived from the sale of the above mentioned DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person (“the Certifying Officer”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS       None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 2010, no matters were submitted to the Company's security holders.

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

FUTURA PICTURES, INC. (Registrant)

Dated: July 6, 2010	/s/ Buddy Young Buddy Young, President and Chief Executive Officer