Form 10-Q
period 2010-08-31
FUTURA PICTURES, INC.
filed 2010-10-13
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

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

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_]  No [X ]

As of August 31, 2010 the issuer had 1,599,750 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)  Yes [_]  No [X]

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	(Unaudited)
ASSETS

Cash	$1,918	$1,344
Accounts receivable	-	2,054
Prepaid expenses	867	1,111

TOTAL ASSETS	$2,785	$4,509

LIABILITIES

Accrued expenses	$3,214	$2,813
Unearned revenue	15,000	15,000
Accrued interest – related party	8,613	5,799
Loan payable – related party	67,857	73,357

TOTAL LIABILITIES	94,684	96,969

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	317,540	296,740
Retained deficit	(409,599)	(389,360)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(91,899)	(92,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,785	$4,509

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009	For the Six Months Ended August 31, 2010	For the Six Months Ended August 31, 2009

REVENUE	$6,006	$681	$15,420	$5,141

COST OF REVENUE	905	48	1,952	719

GROSS PROFIT	5,101	633	13,468	4,422

OPERATING EXPENSES

Selling, general and administrative	15,157	17,195	30,092	42,918

TOTAL OPERATING EXPENSES	15,157	17,195	30,092	42,918

(LOSS) FROM OPERATIONS	(10,056)	(16,562)	(16,624)	(38,496)

INTEREST EXPENSE	1,369	1,513	2,815	2,658

(LOSS) BEFORE INCOME TAXES	(11,425)	(18,075)	(19,439)	(41,154)

Income tax expense	-	800	800	800

NET (LOSS)	$(11,425)	$(18,875)	$(20,239)	$(41,954)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2010	1,599,750	$160	$296,740	$(389,360)	$(92,460)

Contributed services	-	-	20,800	-	20,800

Net (loss) for the six months ended August 31, 2010	-	-	-	(20,239)	(20,239)

Balance, August 31, 2010	1,599,750	$160	$317,540	$(409,599)	$(91,899)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,239)	$(41,954)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Amortization expense	240	-
Contributed services	20,800	20,800
Changes in operating assets and liabilities:
Accounts receivable	2,054	-
Prepaid expenses	4	(219)
Inventories	-	44
Accrued expenses	3,215	(41,314)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,074	(62,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	1,471
Proceeds from loan payable – related party	500	58,500
Repayment of loan payable – related party	(6,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,500)	59,971

NET INCREASE (DECREASE) IN CASH	574	(2,672)

CASH AT THE BEGINNING OF THE PERIOD	1,344	2,672

CASH AT THE END OF THE PERIOD	$1,918	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2010
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

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2010 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 with no significant revenue realized as of August 31, 2010.

NOTE 4	RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2010.  The note bears interest at 8% and is due upon demand, no later than June 30, 2011.  The outstanding balance was $67,857 as of August 31, 2010.

NOTE 5	STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2010 and 2009, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $20,800 has been recorded in each period.  Of this amount, the President was paid $-0- during the six months ended August 31, 2010 and 2009.  The President has waived reimbursement of $20,800 during the six months ended August 31, 2010 and 2009, and accordingly, the amounts have been recorded as a contribution to capital.

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

Additionally, On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 with no significant revenue realized as of August 31, 2010.

Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009

Revenues

Our revenues for the three months ended August 31, 2010 were $6,006. These revenues were a result of the sales of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD and related royalties. Revenues during the three months ended August 31, 2009 were $681. This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency."

The cost of revenues during the three months ended August 31, 2010, was $905. The cost of revenues during the three months ended August 31, 2009, was $48.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $10,400 per quarter, Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.

During the three months ended August 31, 2010, we incurred a total of $15,157 selling, general and administrative expenses, compared to a total of $17,195 during the three months ended August 31, 2009. This represents a decrease of $2,038.  This decrease is mainly the result of a decrease in our professional fees of about $3,000 offset by increase in commission expense.

Interest Expense

We incurred $1,369 and $1,513 in interest expense during the three months ended August 31, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

Six-Month Period Ended August 31, 2010 Compared to Six-Month Period Ended August 31, 2009

Revenues

Our revenues for the six months ended August 31, 2010 were $15,420. These revenues were a result of the initial sales of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD and related royalties. Revenues during the six months ended August 31, 2009, were $5,141.  This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency."

The cost of revenues during the six months ended August 31, 2010, was $1,952. The cost of revenues during the six months ended August 31, 2009, was $719

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $20,800, Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.

During the six months ended August 31, 2010, we incurred a total of $30,092 selling, general and administrative expenses, compared to a total of $42,918 during the six months ended August 31, 2009. This represents a decrease of $12,826.  This decrease is mainly the result of decreases in our professional fees of about $4,600 and in our website and writing costs of about $5,600.

Interest Expense

We incurred $2,815 and $2,658 in interest expense during the six months ended August 31, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

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

Through August 31, 2010,“The Five Secrets of Communication That Swept Obama to the Presidency,” has generated $28,528 in revenue. We anticipate that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency.” or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2011.

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

Liquidity and Capital Resources

We had a cash balance of $1,918 on August 31, 2010. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,” at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through  December 31, 2010.  As of August 31, 2010 the balance owing on this agreement is $67,857. Payment of principal and interest is due on this loan on June 30, 2011.

We believe that revenue derived from the sale of the above mentioned DVD, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person (“the Certifying Officer”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company’s disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

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
During the quarter ended August 31, 2010, no matters were submitted to the Company's security holders.

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

FUTURA PICTURES, INC. (Registrant)
Dated: October 13, 2010	/s/ Buddy Young Buddy Young, President and Chief Executive Officer