Form 10-Q
period 2010-11-30
FUTURA PICTURES, INC.
filed 2011-01-12
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of December 31, 2010.

There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)   Yes [_]   No [X]

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2010	2010
	(Unaudited)
ASSETS

Cash	$178	$1,344
Accounts receivable	493	2,054
Prepaid expenses	747	1,111

TOTAL ASSETS	$1,418	$4,509

LIABILITIES

Accrued expenses	$4,164	$2,813
Unearned revenue	15,000	15,000
Accrued interest – related party	9,974	5,799
Loan payable – related party	69,857	73,357

TOTAL LIABILITIES	98,995	96,969

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	327,940	296,740
Retained deficit	(425,677)	(389,360)

TOTAL STOCKHOLDERS’ (DEFICIT)	(97,577)	(92,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,418	$4,509

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended November 30, 2010	For the Three Months Ended November 30, 2009	For the Nine Months Ended November 30, 2010	For the Nine Months Ended November 30, 2009

REVENUE	$862	$1,885	$16,282	$7,026

COST OF REVENUE	130	1,526	2,082	2,245

GROSS PROFIT	732	359	14,200	4,781

OPERATING EXPENSES

Selling, general and administrative	15,450	15,464	45,542	58,382

TOTAL OPERATING EXPENSES	15,450	15,464	45,542	58,382

(LOSS) FROM OPERATIONS	(14,718)	(15,105)	(31,342)	(53,601)

INTEREST EXPENSE	1,360	631	4,175	3,289

(LOSS) BEFORE INCOME TAXES	(16,078)	(15,736)	(35,517)	(56,890)

Income tax expense	-	-	800	800

NET (LOSS)	$(16,078)	$(15,736)	$(36,317)	$(57,690)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2010	1,599,750	$160	$296,740	$(389,360)	$(92,460)

Contributed services	-	-	31,200	-	31,200

Net (loss) for the nine months ended November 30, 2010	-	-	-	(36,317)	(36,317)

Balance, November 30, 2010	1,599,750	$160	$327,940	$(425,677)	$(97,577)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(36,317)	$(57,690)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Amortization expense	360	-
Contributed services	31,200	31,200
Changes in operating assets and liabilities:
Accounts receivable	1,561	-
Prepaid expenses	4	(211)
Inventories	-	(461)
Accrued expenses	5,526	(40,819)
Unearned revenue	-	15,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,334	(52,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	4,500	61,500
Repayment of loan payable – related party	(8,000)	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,500)	51,500

NET INCREASE (DECREASE) IN CASH	(1,166)	(1,481)

CASH AT THE BEGINNING OF THE PERIOD	1,344	2,672

CASH AT THE END OF THE PERIOD	$178	$1,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2010 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE 3               UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 with no significant revenue realized as of November 30, 2010.

NOTE 4               RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2011.  The note bears interest at 8% and is due upon demand, no later than June 30, 2012.  The outstanding balance was $69,857 as of November 30, 2010.

NOTE 5               STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2010 and 2009, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $31,200 has been recorded in each period.  Of this amount, the President was paid $-0- during the nine months ended November 30, 2010 and 2009.  The President has waived reimbursement of $31,200 during the nine months ended November 30, 2010 and 2009, and accordingly, the amounts have been recorded as a contribution to capital.

NOTE 6               SUBSEQUENT EVENTS

As of December 1, 2010, the Company acquired from Progressive Training, all its assets related to the production and distribution of management and general workforce training products. These assets included master distribution rights to twelve training videos, its distribution contracts with other producers of related products, accounts receivable totaling $10,556, the trade name Advanced Knowledge, and the Advance Knowledge website.

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

RESULTS OF OPERATIONS

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

Additionally, On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 with no significant revenue realized as of November 30, 2010.

Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009

Revenues

Our revenues for the three months ended November 30, 2010 were $862. Revenues for the three months ended November 30, 2009 were $1,885. These revenues were a result of the sales of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD.

The cost of revenues during the three months ended November 30, 2010, were $130. The cost of revenues during the three months ended November 30, 2009, were $1,526.

Expenses

Selling, general and administrative expenses were $15,450 during the three months ended November 30, 2010 as compared to $15,464 during the three months ended November 30, 2009.

During the three month period ended November 30, 2010, we incurred a total of $15,450 in general and administrative expenses.  This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $4,840 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2009, we incurred a total of $15,464 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $5,292 of professional fees incurred for our audited financial statements and related filings.

We incurred $1,360 and $631 in interest expense during the three months ended November 30, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

Nine-Month Period Ended November 30, 2010 Compared to Nine-Month Period Ended November 30, 2009

Revenues

Our revenues for the nine months ended November 30, 2010 were $16,282. These revenues were a result of the sales of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD. Revenues for the nine months ended November 30, 2009 were $7,026.

The cost of revenues during the nine months ended November 30, 2010, was $2,082. The cost of revenues during the nine months ended November 30, 2009, were $2,245.

Expenses

Selling, general and administrative expenses were $45,542 during the nine months ended November 30, 2010 as compared to $58,382 during the nine months ended November 30, 2009.

Selling and marketing expenses were $111 for the nine months ended November 30, 2010 as compared to $3,530 for the nine months ended November 30, 2009. These costs are mainly related to the marketing of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD.

During the nine month period ended November 30, 2010, we incurred a total of $45,431 in general and administrative expenses.  This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $13,545 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2009, we incurred a total of $54,852 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $17,482 of professional fees incurred for our audited financial statements and related filings.

We incurred $4,175 and $3,289 in interest expense during the nine months ended November 30, 2010 and 2009, respectively. This is related to the interest charges we incur on our loan from Buddy Young.

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

During the first nine months of fiscal 2011,“The Five Secrets of Communication That Swept Obama to the Presidency,” has generated $16,282 in revenue. We anticipate that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency.” or funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2011.

During the next twelve months we will continue our efforts to expand both our domestic and foreign distributor network. To date we have succeeded in establishing non-exclusive distribution agreements with a number of additional domestic and international distributors to market and sell videos financed and produced by us.  In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products.

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

Liquidity and Capital Resources

We had a cash balance of $178 on November 30, 2010. To date other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,”, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through  December 31, 2011.  As of November 30, 2010 the balance owing on this agreement is $69,857. Payment of principal and interest is due on this loan on June 30, 2012.

We believe that revenue derived from the sale of the recently acquired training products, along with further sales of “The Five Communication Secrets That Swept Obama to the Presidency,”,  and further borrowings from our President will be sufficient to satisfy our budgeted cash requirements through December 31, 2011.

Subsequent Events

As of December 1, 2010, we acquired from Progressive Training, all its assets related to the production and distribution of management and general workforce training products. These assets included master distribution rights to twelve training videos, its distribution contracts with other producers of related products, accounts receivable totaling $10,556, the trade name Advanced Knowledge, and the Advance Knowledge website.

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

ITEM 1.       LEGAL PROCEEDINGS      None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2010, no matters were submitted to the Company's security holders.

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

FUTURA PICTURES, INC. (Registrant)
Dated: January 11, 2011	/s/ Buddy Young Buddy Young, President and Chief Executive Officer