Form 10-K
period 2011-02-28
FUTURA PICTURES, INC.
filed 2011-05-31
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-123611

FUTURA PICTURES, INC.
____________________________________________
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (IRS Employer Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California (Address of principal executive offices)	91316 (Zip Code)

(818) 784-0040
______________________
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None                                                                                     Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
_____________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐	No ☒

At May 26, 2011, the registrant had 1,599,750 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2011 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management changed the Company’s business plan to that of producing and distributing self- improvement/educational DVDs and workforce training programs. The major reason for this decision was that the funds needed to produce or acquire self- improvement/educational DVDs and workforce training programs is substantially less than required for the production of motion pictures. During the next 12 months we will be seeking to produce, or acquire another one or two “self-improvement/educational” DVDs, and to expand our library of training programs.

Effective January 1, 2011, pursuant to an Asset Transfer, Assignment and Assumption Agreement, we acquired from Progressive Training, Inc. all of its assets and liabilities related to Progressive’s workforce training business.  Among the assets we acquired in the transaction described above are fourteen training video programs including: Twelve Angry Men: Teams That Don't Quit.  The video is based on the classic film starring Henry Fonda and utilizes 12 minutes of clips from the film, The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences.  This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis, It’s a Wonderful Life: Leading Through Service, features film clips from the classic motion picture It’s a Wonderful Life, starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley, How Do You Put A Giraffe Into A Refrigerator?  an animated short that is used as a meeting opener to stimulate the thinking of the participants, Character in Action: The United States Coast Guard on Leadership. This video demonstrates the highest qualities of leadership, and how to apply them, using the example of the United States Coast Guard.  Additionally, we acquired the best-selling and critically acclaimed training video entitled Work Teams and The Wizard of Oz.

In addition to the assets listed above, we acquired a website, www.advancedknowledge.com for the online sale and marketing of our products. We market and sell all our training programs and self-improvement DVDs under the Company’s dba Advanced Knowledge.  See COMPANY HISTORY page 11.

(b) Description of Business

As stated earlier, our initial business plan called for the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management altered the Company’s business plan to that of producing and distributing self- improvement/educational DVDs and workforce training programs. During the next 12 months we will be seeking to produce, or acquire another one or two “self-improvement/educational” DVDs, and to expand our library of workforce training programs.

WORKFORCE TRAINING INDUSTRY OVERVIEW

General

Except where specifically indicated, the following industry views and analysis are based on management's interpretations and beliefs resulting from their experience in the production, sales and marketing of workforce training videos, and their attendance at industry events such as the annual American Society for Training & Development (ASTD) meeting where industry trends are discussed.

According to the Annual Industry Report published by Nielsen Business Media in its November/December 2010 issue of its industry publication, TRAINING MAGAZINE:

•
Approximately $52.8 billion was spent for training in 2010 by U.S. organizations with 100 or more employees. This compares to approximately $56.2 billion total industry spending in 2009.  These figures were calculated by projecting the average training budget to a weighted universe of companies, using the Dun & Bradstreet counts of U.S. organizations with more than 100 employees.

•
$6.9 billion of that $52.8 billion was spent on outside providers of products and services in 2010. This compares to $7.0 billion in 2009. These products and services include "off-the-shelf" materials (our videos and work books are included in this category). Management feels that the decline in expenditures for outside products and services is a result of general economic conditions causing corporations to reduce their training expenditures by less use of outside consultants, and more utilization of in-house developed training materials.

"Soft-Skill" training and Information Technology training represent the industry's two major distinct sources of revenue. Soft-Skill training includes management skills/development, supervisory skills, communication skills, new methods and procedures, customer relations/services, clerical/secretarial skills, personal growth, employee/labor relations, and sales. Information Technology training includes client/server systems, internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and information technology management.

Training Video Production

The process of producing training videos is comprised of three stages. They are: (a) pre-production, (b) principal photography, and (c) post production.  Budgets for the production of these programs can vary widely as there are a number of factors that contribute to the production budget. Included among these factors are the number of locations and sets, the size of the cast and crew, the amount paid to the on-camera host, and the quality of the post production process.  In many cases production budgets range from a low of $50,000 to a high of $150,000.

Approximately 25% to 30% of our revenue is derived from the sale of training videos produced by other companies. Many of these videos are produced by producer/distributors that have the financial resources to produce several videos each year. These producer/distributors then enter into non-exclusive sub-distribution agreements with other industry distributors to market and sell these videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

The Soft Skill Training Market

There are over thirty different specific soft-skill training subjects utilized by organizations to increase employee productivity and awareness. Among the top ten subjects are: new-employee orientation, leadership, sexual harassment, new-equipment orientation, performance appraisals, team-building, safety, problem-solving/decision-making, train-the-trainer, and product knowledge.

We have produced and are marketing training videos that address a number of the above mentioned soft-skill categories. These videos address such categories as leadership, team-building, and problem solving/decision-making. These three categories match the focus of the videos in our current library.

Although many organizations continue to maintain in-house training departments, outside suppliers represent a significant portion of the training budget. TRAINING MAGAZINE reported in its recent industry report that training delivered by outside sources represented approximately 13% of the total dollars spent on training.

The Information Technology Market

To date, we have not produced any training products for the information technology market. Nor do we anticipate doing so in the foreseeable future. However, since we do market such products produced by others, we felt it appropriate to include a discussion of this sector.

The Annual Industry Report additionally revealed that of all formal training in U.S. organizations with ten or more employees, approximately 40% of that formal training is devoted to teaching computer skills. Management believes that the market for Information Technology will continue to be driven by technological change, and that the increasing demand for training information technology professionals is a result of several key factors, including:

•	the proliferation of computers and networks throughout all levels of organizations;

•	the shift from mainframe systems to new client/server technologies;

•	the continuous introduction and evolution of new client/server hardware and software technologies;

•	the proliferation of internet and intranet applications; and

•	corporate downsizing.

It is our belief that these foregoing factors have resulted in an increase in training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications, technologies, business specific information, and other training topics. Furthermore, since we believe that many businesses use hardware and software products provided by a variety of vendors, their information technology professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

Products and Services

During fiscal 2011 we devoted our limited resources to the distribution of workforce training videos. Due to the significant amount of cash required to produce new training videos, ($50,000 to $150,000), we did not produce any new training products during fiscal 2011.

Accompanying each of the videos is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video.

Training videos typically have a running time of 20 to 35 minutes. The price range for training videos is from a low of $295 to over $895 per video. Except for our video entitled HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR?, which is used as a short 3 minute meeting opener, the videos we acquired fall within the 25 to 35 minute running time range and are sold within the price range mentioned above. The wide variance in the pricing structure is due to such factors as quality of production, on-camera personalities, source of material, sophistication of graphics, and accompanying reference materials. To date, our strategy has been to concentrate on producing high caliber videos utilizing elements and production values that will generate sales at the higher end of the price range, where profit margins are greater.

The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years.

Sales and Marketing

As stated earlier, the Company's business is conducted under the dba Advanced Knowledge. Accordingly, all of our marketing and sales materials incorporate the Advance Knowledge name and logo. In most cases, the sale of management and general workforce training videos involve direct mail solicitation, preview request fulfillment, and telemarketing. We begin our sales effort by identifying prospective buyers and soliciting them through direct mail appeals that offer the recipient a free preview. In addition, we market and distribute our work force training videos via our web site at www.advancedknowledge.com. During the past year there has been a significant increase within the training industry on the utilization of the internet to both market and deliver training products.

Preview request fulfillment represents a major part of our sales plan. It has been our experience that most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. Rather than shipping preview copies, most customers now preview videos on-line. Within a short period of time following the preview request, a representative will call the prospective buyer to obtain their comments and to ascertain their level of interest.

Telemarketing

We manage our telemarketing efforts by utilizing part-time staff or free-lance telephone representatives who focus primarily on following up on leads that have been generated through our website. Before calling potential customers our telemarketers are provided with information on a customer's buying history and past needs.

DIRECT MAIL

As a result of our clients’ preference for receiving product information on-line, along with the cost saving, we have almost completely abandoned the use of direct mail solicitation.

COMPANY WEBSITE

Our experience during the past few years has been that increasingly corporate training managers and others responsible for the purchase of training videos are utilizing the internet to research and make their purchases. As a result, we anticipate spending available funds to upgrade our website’s functionality by improving its overall design, and by adding additional features, such as the ability to preview videos online, broaden the website's database to include more content information on most videos, increase the website's search capabilities, and to generally make the website more user friendly.

Additionally, in an effort to increase traffic to our website, we have paid both Google and Yahoo for better placement on their search engines. We intend to continue to pay these search engines for prime placement, as our financial resources permit.

COMPETITION

The workforce training industry is highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. Among our competitors are companies such as Media Partners Corp., the LearnCom Corporation, Coastal Training Technologies, and CRM Learning. Many of our competitors have a competitive edge, as demonstrated by the fact that these companies were able to spend significantly more money for the production, and marketing of new videos. Additionally, we compete with the internal training departments of companies and other independent education and training companies.

INTERNAL TRAINING DEPARTMENTS

We have learned that internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, because internal trainers in many cases find it difficult to keep pace with new training concepts and technologies and lack the capacity to meet demand, organizations supplement their internal training resources with externally supplied training in order to meet their requirements.

Independent Training Providers

Our experience has revealed that independent training providers range in size and include publishers of texts, training manuals and newsletters, as well as providers of videos, software packages, training programs, and seminars.

As a result of the need for external training products and services, many large corporations have entered the field by establishing corporate training divisions. Among the larger competitors are: Times Mirror Corporation; Sylvan Learning Systems, Inc.; Berkshire Hathaway; and Harcourt General. Additional competitors currently producing training products include Blanchard Training & Development, Career Track, American Media, Pfeiffer & Company, CRM Films, Charthouse International, and Learning Works. In all cases, the companies listed above have established credibility within the training industry and, compared to us, have substantially greater name recognition and greater financial, technical, sales, marketing, and managerial resources.

The workforce training market is characterized by significant price competition, and we expect to face increasing price pressures from competitors as company training managers demand more value for their training budgets. There can be no assurance that we will be able to provide products that compare favorably with workforce instructor-led training techniques, interactive training software or other video programs, or that competitive pressures will not require us to reduce our prices significantly.

“EDUCATIONAL/SELF-IMPROVEMENT” DVD PRODUCTION

The process of producing “Self-improvement” DVDs is comprised of the same stages of production as outlined above for the production of training videos. They are: (a) pre production, (b) principal photography, and (c) post production.  We anticipate that the budgets for the production of these DVDs will range between $50,000 and $100,000.

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

According to Marketdata’s report the self-improvement market is largely comprised of female customers, especially for programs related to relationships, weight loss, exercise, spirituality and Far Eastern topics. Seventy percent of self-improvement book buyers and seminar participants are women. For men, the market is concentrated primarily on business and organizational skills improvement, and money making opportunities like real estate investment or stock trading systems. Programs related to stress management and relaxation techniques are more broad-based, applicable to both sexes. A substantial share of our customers is located on the two coasts of the United States. California is especially receptive to “new age” topics, Far Eastern disciplines, holistic and alternative health care.

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

Some of the companies in the these industries have been operating since the 1930s, while others have just recently become popular by virtue of a high grossing motion picture or best- selling book/DVD.

Company History

As stated above, we were incorporated in the State of Delaware on December 10, 2003.  From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets.

As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management changed the Company’s business plan to that of producing and distributing self- improvement/educational DVDs and workforce training programs. The major reasons for this decision was that the funds needed to produce or acquire self- improvement/educational DVDs and workforce training programs are substantially less than required for the production of motion pictures. Additionally, our management has years of experience in the production and distribution of this type of product.

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

Effective January 1, 2011, pursuant to an Asset Transfer, Assignment and Assumption Agreement, we acquired from Progressive Training, Inc. all of its assets and liabilities related to Progressive’s workforce training business.  Among the assets we acquired in the transaction described above are fourteen training video programs including: Twelve Angry Men: Teams That Don't Quit.  The video is based on the classic film starring Henry Fonda and utilizes 12 minutes of clips from the film, The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences.  This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis, It’s a Wonderful Life: Leading Through Service, features film clips from the classic motion picture It’s a Wonderful Life, starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley, How Do You Put A Giraffe Into A Refrigerator?  an animated short that is used as a meeting opener to stimulate the thinking of the participants, Character in Action: The United States Coast Guard on Leadership. This video demonstrates the highest qualities of leadership, and how to apply them, using the example of the United States Coast Guard.  Additionally, we acquired the best-selling and critically acclaimed training video entitled Work Teams and The Wizard of Oz.

In addition to the assets listed above, we acquired a website, www.advancedknowledge.com for the online sale and marketing of our products. We market and sell all our training programs and self-improvement DVDs under the Company’s dba Advanced Knowledge.

Since the acquisition mentioned above we have worked to expand both our domestic and foreign distributor network. We have succeeded in establishing non-exclusive distribution agreements with a number of additional distributors to market and sell our product.  In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products.

Item 2.  Description of Property

We lease office space consisting of a total of approximately 750 square feet, from Encino Gardens LLC, an unaffiliated third party for $900 per month, located at 17337 Ventura Boulevard, Suite 305 Encino, California 91316. The lease is on a month-to-month basis.

Item 3.  Legal Proceedings

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended February 28, 2011.

PART 11

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FTPR” since January 28, 2011.  No historical price date has been provided, as our stock has only recently started trading.

Holders

As of February 28, 2011, we have 1,599,750 shares of common stock issued and outstanding held by 76 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

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

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

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

The Company's continuation as a going concern currently is dependent upon  timely  procuring  significant  external  debt  and/or  equity financing  to  fund  its  immediate  and  near-term  operations,  and subsequently realizing  operating  cash  flows  from sales of its film products  sufficient to sustain its  longer-term  operations and growth initiatives During the next 12 months the Company will be seeking to produce, or acquire another one or two “self-improvement/educational” DVDs, and to expand their library of workforce training programs.

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

Effective January 1, 2011, pursuant to an Asset Transfer, Assignment and Assumption Agreement, we acquired from Progressive Training, Inc. all its assets and liabilities related to Progressive’s workforce training business.  (See Company History Page 11)

Revenues

Our revenues for the year ended February 28, 2011 were $34,885. Revenues for the year ended February 28, 2010 were $13,108. These revenues were a result of the sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD.

The cost of revenues during the year ended February 28, 2011 was $128. The cost of revenues during the year ended February 28, 2010 was $2,331.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young- in the amount of $41,600, of which $41,600 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services.  During the year ended February 28, 2011, we incurred a total of $73,252 selling, general and administrative expenses, compared to a total of $79,265 during the year ended February 28, 2010. This represents a decrease of $6,013.  This decrease is mainly the result of decreases in our professional fees of $2,632 offset by increased selling, general and administrative expenses related to the acquisition of our subsidiary.

Interest Expense

We incurred $7,274 and $5,518 in interest expense during the years ended February 28, 2011 and 2010, respectively.  The interest incurred in the current year consists of interest accrued on both the loan from Buddy Young, as well as interest accrued on the credit card that was acquired from Progressive Training as part of the Asset Purchase agreement (see Note 4). The interest incurred in the prior year was entirely related to the interest charges we incur on our loan from Buddy Young.

Plan of Operation

During the past twelve months we concentrated our efforts on expanding our domestic and international distribution network to handle the sales and marketing of “The Five Secrets of Communication That Swept Obama to the Presidency,” as well as any future self-improvement/educational programs that we produce or acquire. Additionally, in accordance with management’s decision to alter the Company’s business plan, we acquired a library of general workforce/management training programs from Progressive Training, (see Company History page 11).

We anticipate that during the next 12 months our efforts will consist of: (a) raising funds through a private placement sale of equity, to be used for the purpose of adding to our library of programs, (b) improve the functionality and visibility of our website advancedknowledge.com,  (c) increase revenue by hiring additional commissioned sales personnel and expand our sub-distributor network, and (d) maximize the product potential of the training programs we recently acquired from Progressive Training by creating new marketing materials.

During fiscal 2011, “The Five Secrets of Communication That Swept Obama to the Presidency,” has generated $18,573 in revenue. We anticipate that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency,” along with the revenue generated from the sale of our recently acquired programs and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2012.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. We have one part-time employee and one commissioned sales person.  Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $9,683 on February 28, 2011. Until January 1, 2011, other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,” our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2011.  As of February 28, 2011 the principle balance owed on this agreement is $72,754, and the related accrued interest is $11,382. Payment of principal and interest is due on this loan on June 30, 2012.

We believe that revenue derived from the sale of the above mentioned DVD, and the newly acquired programs, along with further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2012.

Item 8.  Financial Statements and Supplementary Data

FUTURA PICTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Futura Pictures, Inc.:

We have audited the accompanying balance sheets of Futura Pictures, Inc. (a development stage company; the “Company”) as of February 28, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Farber Hass Hurley LLP
May 31, 2010
Camarillo, California

FUTURA PICTURES, INC.
BALANCE SHEETS
FEBRUARY 28, 2011 AND 2010

	2011	2010
ASSETS

Cash	$9,683	$1,344
Accounts receivable	3,204	2,054
Prepaid expenses	828	1,111

TOTAL CURRENT ASSETS	13,715	4,509

Deposits	900	-

TOTAL ASSETS	$14,615	$4,509

LIABILITIES

Line of credit	$39,421	$-
Accrued expenses	35,903	2,813
Unearned revenue	14,590	15,000
Accrued interest – related party	11,382	5,799
Loan payable – related party	72,754	73,357

TOTAL LIABILITIES	174,050	96,969

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	275,404	296,740
Retained deficit	(434,999)	(389,360)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(159,435)	(92,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,615	$4,509

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

REVENUE	$34,885	$13,108

COST OF REVENUE	128	2,331

GROSS PROFIT	34,757	10,777

OPERATING EXPENSES

Selling, general and administrative	73,252	79,265

TOTAL OPERATING EXPENSES	73,252	79,265

(LOSS) FROM OPERATIONS	(38,495)	(68,488)

OTHER INCOME (EXPENSE)
Other income	930	-
Interest expense	(7,274)	(5,518)

(LOSS) BEFORE INCOME TAXES	(44,839)	(74,006)

Income tax expense	800	800

NET (LOSS)	$(45,639)	$(74,806)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2009	1,599,750	$160	$255,140	$(314,554)	$(59,254)

Contributed services	-	-	41,600	-	41,600

Net (loss) for the year ended February 28, 2010	-	-	-	(74,806)	(74,806)

Balance, February 28, 2010	1,599,750	$160	$296,740	$(389,360)	$(92,460)

Acquisition of net liabilities	-	-	(62,936)	-	(62,936)

Contributed services	-	-	41,600	-	41,600

Net (loss) for the year ended February 28, 2011	-	-	-	(45,639)	(45,639)

Balance, February 28, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(45,639)	$(74,806)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Amortization expense	280	120
Contributed services	41,600	41,600
Write-off of obsolete inventories	-	5,000
Uncollectable amounts recovered	(930)	-
Changes in operating assets and liabilities:
Accounts receivable	806	(2,054)
Prepaid expenses	4	(201)
Accrued expenses	9,017	(38,857)
Unearned revenue	(410)	15,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,728	(54,198)

CASH FLOWS FROM (USED) BY INVESTING ACTIVITIES:
Proceeds from asset acquisition	4,214	-
Film costs	-	(1,030)

NET CASH FROM (USED) BY INVESTING ACTIVITIES	4,214	(1,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	5,700	63,900
Repayment of loan payable – related party	(6,303)	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(603)	53,900

NET INCREASE (DECREASE) IN CASH	8,339	(1,328)

CASH AT THE BEGINNING OF THE YEAR	1,344	2,672

CASH AT THE END OF THE YEAR	$9,683	$1,344

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of net liabilities	$62,936	$-

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$367	$-
Taxes paid	$800	$800

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

Effective January 1, 2011, pursuant to an Asset Transfer, Assignment and Assumption Agreement, the Company acquired from Progressive Training, Inc. all its assets and liabilities related to Progressive’s workforce training business.  Among the assets the Company acquired in the transaction described above are fourteen training video programs including: Twelve Angry Men: Teams That Don't Quit.  The video, is based on the classic film starring Henry Fonda, and utilizes 12 minutes of clips from the film, The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences.  This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis, It’s a Wonderful Life: Leading Through Service, features film clips from the classic motion picture It’s a Wonderful Life, starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley, How Do You Put A Giraffe Into A Refrigerator?  an animated short that is used as a meeting opener to stimulate the thinking of the participants,  Character in Action: The United States Coast Guard on Leadership. This video demonstrates the highest qualities of leadership, and how to apply them, using the example of the United States Coast Guard.  Additionally, the Company acquired the best-selling and critically acclaimed training video entitled Work Teams and The Wizard of Oz.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 28, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Net Income (Loss) Per Share

The Company adopted ASC No. 260, “Earnings Per Share”, that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC No. 260, “Earnings Per Share”, any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at February 28, 2011.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC No. 740, “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $160,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term  operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives.  During the next 12 months the Company will be seeking to produce, or acquire another one or two “self-improvement/educational” DVDs, and to expand their library of workforce training programs.

NOTE 3               UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the Company recorded $410 of income as of December 31, 2010.

NOTE 4               RELATED PARTY TRANSACTION

Acquisition of Progressive Training

Effective January 1, 2011, pursuant to an Asset Transfer, Assignment and Assumption Agreement, the Company acquired from Progressive Training, Inc. all its assets and liabilities related to Progressive’s workforce training business.  Included in the acquisition were cash accounts of $4,214, accounts receivable of $1,027, a separate receivable in the amount of $2,000, rental deposit of $900, accounts payable and accrued expenses of $31,656 and a line of credit with a balance due of $39,421.  The amounts were recorded at book value.

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2011.  The note bears interest at 8% and is due upon demand, no later than June 30, 2012.  The outstanding balance was $72,754 as of February 28, 2011.

NOTE 7               STOCKHOLDERS’ DEFICIT

For the years ended February 28, 2011 and, 2010, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  The President has waived reimbursement of $41,600 during each of the years ended February 28, 2011 and 2010, respectively, and, accordingly, the amounts have been recorded as a contribution to capital.

NOTE 8               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 28, 2011:

Net operating loss carry-forward	$37,000
Less valuation allowance	(37,000)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2010	$37,700
Addition for the year ended February 28, 2011	(700)
Balance, February 28, 2011	$37,000

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

Net Operating Loss

The Company has approximately $160,000 net operating loss carry-forwards, which expire in various years through 2031.

Examination

The Company’s tax returns are open to examination for the year ended February 29, 2008 and forward.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified above, for our year ended February 28, 2011, we believe that our financial statements contained in this report our the year ended February 28, 2011 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the year ended February 28, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position

Buddy Young	75	President, Chief Executive Officer, Chief Financial Officer and Chairman

Joseph Adelman	77	Vice President and Director

Mel Powell	46	Secretary and Director

Dennis Spiegelman	62	Director

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

There is no family relationship between any director or executive officer of Futura Pictures.

Item 11.  Executive Compensation

Name	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIP Payouts	All Other Compensation
Buddy Young	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	$16,050 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1)(3)
Mel Powell	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1)(2)
Joseph Adelman	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1)(2)
Dennis Spiegelman	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1)(2)
(1)           All officers and directors assumed their positions in January 2004.
(2)           Each received 10,000 shares in January, 2004 in exchange for services to the Company.
(3)           For the years ended February 28, 2011 and February 28, 2010, Mr. Young devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  Of this amount, Mr. Young was paid $-0- during the years ended February 28, 2011 and February 28, 2010, respectively.  Mr. Young has waived reimbursement of $41,600 during each of the years ended February 28, 2011 and February 28, 2010, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group.  The table shows the number and percentage of shares held by each person as of February 28, 2011.  The address of each person listed in the table is 17337 Ventura Boulevard, Suite 305, Encino, California 91316.

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

We have an agreement with our President and majority shareholder to borrow up to $100,000 at 8% interest through December 31, 2011. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2012.  Through February 28, 2011, the Company has borrowed a total of $72,857 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company’s common stock with an aggregate value of $19,000 for the loan commitment.

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

Item 14.  Principal Accounting Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $35,000 and $16,000, respectively, in the years ended February 28, 2011 and February 28, 2010.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $905 and $865 in the fiscal years ended February 28, 2011 and February 28, 2010.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2011 and February 28, 2010.

Item 15.  Exhibits, Financial Statement Schedules

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

Name	Title	Date

/s/ Buddy Young Buddy Young	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 31, 2011

/s/ Joseph Adelman	Director	May 31, 2011
Joseph Adelman

/s/ Mel Powell	Director	May 31, 2011
Mel Powell

/s/ Dennis Spiegelman	Director	May 31, 2011
Dennis Spiegelman