Form 10-Q
period 2011-05-31
FUTURA PICTURES, INC.
filed 2011-07-07
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 21, 2011.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	May 31, 2011 and February 28, 2011	3
	Condensed Statements of Operations
	For the Three Months Ended May 31, 2011 and 2010	4
	Condensed Statements of Shareholders’ Equity (Deficit)
	For the Three Months Ended May 31, 2011	5
	Condensed Statements of Cash Flows
	For the Three Months Ended May 31, 2011 and 2010	6-7
	Notes to Condensed Financial Statements	8-10

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	May 31, 2011 (Unaudited)	February 28, 2011
ASSETS

Cash	$8,448	$9,683
Accounts receivable	3,286	3,204
Prepaid expenses	736	828

TOTAL CURRENT ASSETS	12,470	13,715

Deposits	900	900

TOTAL ASSETS	$13,370	$14,615

LIABILITIES

Line of credit	$39,421	$39,421
Accrued expenses	34,402	35,903
Unearned revenue	14,590	14,590
Accrued interest – related party	12,870	11,382
Loan payable – related party	74,695	72,754

TOTAL LIABILITIES	175,978	174,050

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	285,804	275,404
Retained deficit	(448,572)	(434,999)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(162,608)	(159,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,370	$14,615

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE	$20,245	$9,414

COST OF REVENUE	4,302	1,048

GROSS PROFIT	15,943	8,366

OPERATING EXPENSES

Selling, general and administrative	26,126	14,934

TOTAL OPERATING EXPENSES	26,126	14,934

(LOSS) FROM OPERATIONS	(10,183)	(6,568)

OTHER INCOME (EXPENSE)
Other income	1,204	-
Interest expense	(3,794)	(1,446)

(LOSS) BEFORE INCOME TAXES	(12,773)	(8,014)

Income tax expense	800	800

NET (LOSS)	$(13,573)	$(8,814)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2011
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

Contributed services	-	-	10,400	-	10,400

Net (loss) for the three months ended May 31, 2011	-	-	-	(13,573)	(13,573)

Balance, May 31, 2011	1,599,750	$160	$285,804	$(448,572)	$(162,608)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,573)	$(8,814)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	90	120
Contributed services	10,400	10,400
Changes in operating assets and liabilities:
Accounts receivable	(82)	2,054
Prepaid expenses	2	4
Accrued expenses	(13)	2,542

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(3,176)	6,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	2,500	500
Repayment of loan payable – related party	(559)	(6,000)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,941	(5,500)

NET INCREASE (DECREASE) IN CASH	(1,235)	806

CASH AT THE BEGINNING OF THE PERIOD	9,683	1,344

CASH AT THE END OF THE PERIOD	$8,448	$2,150

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$526	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011 (UNAUDITED)

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

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended February 28, 2012.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2011 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $163,500. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the Company recorded $410 of income as of March 31, 2011.

NOTE 4	RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2011.  The note bears interest at 8% and is due upon demand, no later than June 30, 2012.  The outstanding balance was $74,695 as of May 31, 2011.

NOTE 7	STOCKHOLDERS’ DEFICIT

For the three months ended May 31, 2011 and 2010, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $10,400 has been recorded in each period.  The President has waived reimbursement of $10,400 during each of the three months ended May 31, 2011 and 2010, respectively, and accordingly the amounts have been recorded as a contribution to capital.

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

Revenues

Our revenues for the three months ended May 31, 2011 were $20,245. These revenues included sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD in the amount of $90, royalty income related to the DVD in the amount of $3,065, and revenues in the amount of $17,090 derived from the sale of videos recently acquired from Progressive Training. Our revenues for the three months ended May 31, 2010 were $9,414. These revenues included sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD in the amount of $80, royalty income related to the DVD in the amount of $9,322, and shipping revenues of $12.

The cost of revenues during the three months ended May 31, 2011 was $4,302 which included the cost of videos purchased for resale under Progressive Training.  The cost of revenues during the three months ended May 31, 2010 was $1,048 which included commissions of $1,045 and online transaction fees of $3.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $10,400, of which $10,400 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.  During the three months ended May 31, 2011, we incurred a total of $26,126 selling, general and administrative expenses, compared to a total of $14,934 during the three months ended May 31, 2010. This represents an increase of $11,192.  This increase is mainly the result of increased costs related to the acquisition of Progressive Training associated with the sales and marketing of additional videos and the staff of Progressive Training.

Interest Expense

We incurred $3,794 and $1,446 in interest expense during the three months ended May 31, 20110 and 2019, respectively. This is related to the interest charges we incur on our loan from Buddy Young in the amount of $1,488 and $1,466, respectively, along with interest charges of $2,306 and $0, respectively, on the line of credit and credit card debts associated with the asset and liability acquisition from Progressive Training.

Plan of Operation

During the past twelve months we concentrated our efforts on expanding our domestic and international distribution network to handle the sales and marketing of “The Five Secrets of Communication That Swept Obama to the Presidency,” as well as any future self-improvement/educational programs that we produce or acquire. Additionally, in accordance with management’s decision to alter the Company’s business plan, we acquired a library of general workforce/management training programs from Progressive Training.

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

Liquidity and Capital Resources

We had a cash balance of $8,448 on May 31, 2011. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,”, and the recently acquired library of videos, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2011.  As of May 31, 2011 the balance owing on this agreement is $74,695. Payment of principal and interest is due on this loan on June 30, 2012.

We believe that revenue derived from the sale of the above mentioned programs, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2012.

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

During the quarter ended May 31, 2011, no matters were submitted to the Company's security holders.

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

FUTURA PICTURES, INC.
(Registrant)

Dated: July 5, 2011	By:	/s/ Buddy Young
Buddy Young
President and Chief Executive Officer