Form 10-Q
period 2011-08-31
FUTURA PICTURES, INC.
filed 2011-10-11
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

                (Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate  by  check  mark   whether  the   registrant   has   submitted electronically  and posted on its corporate Web site, if any, every  Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (ss.232.405  of this  chapter)  during the preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files).  Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Exchange Act  Yes [_]  No [X ]

As of October 6, 2011 the issuer had 1,599,750 shares of common stock outstanding.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	August 31, 2011 (Unaudited)	February 28, 2011
ASSETS

Cash	$1,681	$9,683
Accounts receivable	1,333	3,204
Prepaid expenses	646	828

TOTAL CURRENT ASSETS	3,660	13,715

Deposits	900	900

TOTAL ASSETS	$4,560	$14,615

LIABILITIES

Line of credit	$39,471	$39,421
Accrued expenses	35,288	35,903
Unearned revenue	14,590	14,590
Accrued interest – related party	14,466	11,382
Loan payable – related party	82,492	72,754

TOTAL LIABILITIES	186,307	174,050

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	296,204	275,404
Retained deficit	(478,111)	(434,999)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(181,747)	(159,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,560	$14,615

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended August 31, 2011	For the Three Months Ended August 31, 2010	For the Six Months Ended August 31, 2011	For the Six Months Ended August 31, 2010

REVENUE	$20,246	$6,006	$40,491	$15,420

COST OF REVENUE	5,017	905	9,319	1,952

GROSS PROFIT	15,229	5,101	31,172	13,468

OPERATING EXPENSES
Selling, general and administrative	40,875	15,158	67,000	30,092

TOTAL OPERATING EXPENSES	40,875	15,158	67,000	30,092

(LOSS) FROM OPERATIONS	(25,646)	(10,057)	(35,828)	(16,624)

OTHER INCOME (EXPENSE)
Other income	-	-	1,204	-
Interest expense	(3,895)	(1,369)	(7,688)	(2,815)

TOTAL OTHER INCOME (EXPENSE)	(3,895)	(1,369)	(6,484)	(2,815)

(LOSS) BEFORE INCOME TAXES	(29,541)	(11,426)	(42,312)	(19,439)

Income tax expense	-	-	800	800

NET (LOSS)	$(29,541)	$(11,426)	$(43,112)	$(20,239)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2011
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

Contributed services	-	-	20,800	-	20,800

Net (loss) for the six months ended August 31, 2011	-	-	-	(43,112)	(43,112)

Balance, August 31, 2011	1,599,750	$160	$296,204	$(478,111)	$(181,747)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(43,112)	$(20,239)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	180	240
Contributed services	20,800	20,800
Changes in operating assets and liabilities:
Accounts receivable	1,871	2,054
Prepaid expenses	2	4
Accrued expenses	2,469	3,215

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(17,790)	6,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	50	-
Proceeds from loan payable – related party	13,250	500
Repayment of loan payable – related party	(3,512)	(6,000)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	9,788	(5,500)

NET INCREASE (DECREASE) IN CASH	(8,002)	574

CASH AT THE BEGINNING OF THE PERIOD	9,683	1,344

CASH AT THE END OF THE PERIOD	$1,681	$1,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$4,604	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2011 (UNAUDITED)

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

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ended February 28, 2012.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2011 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $182,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3                  UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the company has recorded $410 of income since the effective date of the agreement, The Company had no related revenue recorded as of the six months ended August 31, 2011.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2011.  The note bears interest at 8% and is due upon demand, no later than June 30, 2012.  The outstanding balance was $82,492 as of August 31, 2011.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2011 and 2010, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $20,800 has been recorded in each period.  The President has waived reimbursement of $20,800 during each of the six months ended August 31, 2011 and 2010, respectively, and accordingly the amounts have been recorded as a contribution to capital.

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

Three-Month Period Ended August 31, 2011 Compared to Three-Month Period Ended August 31, 2010

Revenues

Our revenues for the three months ended August 31, 2011 were $20,246. Revenues during the three months ended August 31, 2010 were $6,006. This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as income derived from the recently acquired training programs from Progressive Training.

The cost of revenues during the three months ended August 31, 2011, was $5,017. The cost of revenues during the three months ended August 31, 2010, was $905.

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

During the three months ended August 31, 2011, we incurred a total of $40,875 selling, general and administrative expenses, compared to a total of $15,158 during the three months ended August 31, 2010. This represents an increase of $25,717. This increase is mainly the result of increased costs related to the acquisition of Progressive Training associated with the sales and marketing of additional videos and the staff of Progressive Training.

Interest Expense

We incurred $3,895 and $1,369 in interest expense during the three months ended August 31, 2011 and 2010, respectively. Of this amount, $1,596 and $1,369 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop or acquire new educational/self- improvement and training DVDs.

Six-Month Period Ended August 31, 2011 Compared to Six-Month Period Ended August 31, 2010

Revenues

Our revenues for the six months ended August 31, 2011 were $40,491. Revenues during the six months ended August 31, 2010, were $15,420.  This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as income derived from the recently acquired training programs from Progressive Training.

The cost of revenues during the six months ended August 31, 2011, was $9,319. The cost of revenues during the six months ended August 31, 2010, was $1,952.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $20,800, Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.

During the six months ended August 31, 2011, we incurred a total of $67,000 selling, general and administrative expenses, compared to a total of $30,092 during the six months ended August 31, 2010. This represents an increase of $36,908. This increase is mainly the result of increased costs related to the acquisition of Progressive Training associated with the sales and marketing of additional videos and the staff of Progressive Training.

Interest Expense

We incurred $7,688 and $2,815 in interest expense during the six months ended August 31, 2011 and 2010, respectively. Of this amount, $3,084 and $2,815 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

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

 We expect that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency,” along with the revenue generated from the sale of our recently acquired programs and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2012.

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

Liquidity and Capital Resources

We had a cash balance of $1,681 on August 31, 2011. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency,” along with the training programs acquired from Progressive Training, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through December 31, 2011.  As of August 31, 2011 the balance owing on this agreement is $82,492. Payment of principal and interest is due on this loan on June 30, 2012.

We believe that revenue derived from the sale of the above mentioned programs and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2012.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

	31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance

	101.SCH**	XBRL Taxonomy Extension Schema

	101.CAL**	XBRL Taxonomy Extension Calculation

	101.DEF**	XBRL Taxonomy Extension Definition

	101.LAB**	XBRL Taxonomy Extension Labels

	101.PRE**	XBRL Taxonomy Extension Presentation

	** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURA PICTURES, INC.
(Registrant)

Date: October 11, 2011	By:	/s/ Buddy Young
Buddy Young, President and
Chief Executive Officer