Form 10-Q
period 2011-11-30
FUTURA PICTURES, INC.
filed 2012-01-10
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of December 31, 2011.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	November 30, 2011 (Unaudited)	February 28, 2011
ASSETS

Cash	$3,958	$9,683
Accounts receivable	4,358	3,204
Prepaid expenses	555	828

TOTAL CURRENT ASSETS	8,871	13,715

Deposits	900	900

TOTAL ASSETS	$9,771	$14,615

LIABILITIES

Line of credit	$39,421	$39,421
Accrued expenses	37,273	35,903
Unearned revenue	14,653	14,590
Accrued interest – related party	16,260	11,382
Loan payable – related party	92,989	72,754

TOTAL LIABILITIES	200,596	174,050

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	306,604	275,404
Retained deficit	(497,589)	(434,999)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(190,825)	(159,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,771	$14,615

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended November 30, 2011	For the Three Months Ended November 30, 2010	For the Nine Months Ended November 30, 2011	For the Nine Months Ended November 30, 2010

REVENUE	$17,598	$862	$58,089	$16,282

COST OF REVENUE	1,861	130	11,180	2,082

GROSS PROFIT	15,737	732	46,909	14,200

OPERATING EXPENSES
Selling, general and administrative	31,260	15,450	98,260	45,542

TOTAL OPERATING EXPENSES	31,260	15,450	98,260	45,542

(LOSS) FROM OPERATIONS	(15,523)	(14,718)	(51,351)	(31,342)

OTHER INCOME (EXPENSE)
Other income	283	-	1,487	-
Interest expense	(4,238)	(1,360)	(11,926)	(4,175)

TOTAL OTHER INCOME (EXPENSE)	(3,955)	(1,360)	(10,439)	(4,175)

(LOSS) BEFORE INCOME TAXES	(19,478)	(16,078)	(61,790)	(35,517)

Income tax expense	-	-	800	800

NET (LOSS)	$(19,478)	$(16,078)	$(62,590)	$(36,317)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011
(UNAUDITED)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity (Deficit)
Balance, March 1, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

Contributed services	-	-	31,200	-	31,200

Net (loss) for the nine months ended November 30, 2011	-	-	-	(62,590)	(62,590)

Balance, November 30, 2011	1,599,750	$160	$306,604	$(497,589)	$(190,825)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(62,590)	$(36,317)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	271	360
Contributed services	31,200	31,200
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	1,561
Prepaid expenses	2	4
Accrued expenses	6,311	5,526

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(25,960)	2,334

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	24,550	4,500
Repayment of loan payable – related party	(4,315)	(8,000)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	20,235	(3,500)

NET DECREASE IN CASH	(5,725)	(1,166)

CASH AT THE BEGINNING OF THE PERIOD	9,683	1,344

CASH AT THE END OF THE PERIOD	$3,958	$178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$7,048	$-
Taxes paid	$800	$800

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2011 (UNAUDITED)

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

Presentation

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ended February 29, 2012.  Accordingly, your attention is directed to footnote disclosures found in the February 28, 2011 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Unclassified Balance Sheet

As permitted by ASC Topic 926, the Company has elected to present an unclassified balance sheet.

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

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2011 (UNAUDITED)

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2                     SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND
                                    MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $191,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2011 (UNAUDITED)

NOTE 3                     UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the company has recorded $410 of income since the effective date of the agreement, The Company had no significant activity recorded relating to this unearned income as of the nine months ended November 30, 2011.

NOTE 4                     RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $100,000 to the Company to fund any cash shortfalls through December 31, 2012.  The note bears interest at 8% and is due upon demand, no later than June 30, 2013.  The outstanding balance was $92,989 as of November 30, 2011.

NOTE 5                     STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2011 and 2010, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $31,200 has been recorded in each period.  The President has waived reimbursement of $31,200 during each of the nine months ended November 30, 2011 and 2010, respectively, and accordingly the amounts have been recorded as a contribution to capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three-Month Period Ended November 30, 2011 Compared to Three-Month Period Ended November 30, 2010

Revenues

Our revenues for the three months ended November 30, 2011 were $17,598. Revenues for the three months ended November 30, 2010 were $862. This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as income derived from the training programs acquired from Progressive Training.

The cost of revenues during the three months ended November 30, 2011, were $1,861. The cost of revenues during the three months ended November 30, 2010, were $130.

Expenses

Selling, general and administrative expenses were $31,260 during the three months ended November 30, 2011 as compared to $15,450 during the three months ended November 30, 2010.

Selling and marketing expenses were $2,017 for the three months ended November 30, 2011 as compared to zero for the three months ended November 30, 2010. These costs are mainly related to the marketing of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD, and the training programs acquired from Progressive.

During the three month period ended November 30, 2011, we incurred a total of $29,243 in general and administrative expenses.  This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $13,112 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2010, we incurred a total of $15,450 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $4,840 of professional fees incurred for our audited financial statements and related filings.

We incurred $4,238 and $1,360 in interest expense during the three months ended November 30, 2011 and 2010, respectively.  Of this amount, $1,794 and $1,360 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new educational/self improvement DVDs.

Nine-Month Period Ended November 30, 2011 Compared to Nine-Month Period Ended November 30, 2010

Revenues

Our revenues for the nine months ended November 30, 2011 were $58,089. Revenues for the nine months ended November 30, 2010 were $16,282. This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as income derived from the training programs acquired from Progressive Training.

The cost of revenues during the nine months ended November 30, 2011, was $11,180. The cost of revenues during the nine months ended November 30, 2010, were $2,082.

Expenses

Selling, general and administrative expenses were $98,260 during the nine months ended November 30, 2011 as compared to $45,542 during the nine months ended November 30, 2010.

Selling and marketing expenses were $8,439 for the nine months ended November 30, 2011 as compared to $111 for the nine months ended November 30, 2010. These costs are mainly related to the marketing of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD, and the training programs acquired from Progressive.

During the nine month period ended November 30, 2011, we incurred a total of $89,821 in general and administrative expenses.  This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $41,867 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2010, we incurred a total of $45,431 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $13,545 of professional fees incurred for our audited financial statements and related filings.

We incurred $11,926 and $4,175 in interest expense during the nine months ended November 30, 2011 and 2010, respectively.  Of this amount, $4,878 and $4,175 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

Plan of Operation

During the past twelve months we concentrated our efforts on expanding our domestic and international distribution network to handle the sales and marketing of “The Five Secrets of Communication That Swept Obama to the Presidency,” as well as any future self-improvement/educational programs that we produce or acquire. Additionally, we acquired a library of general workforce/management training programs from Progressive Training, as well as their dba “Advanced Knowledge,” and its website www.advancedknowledge.com.

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

We expect that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency,” along with the revenue generated from the sale of our recently acquired programs and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2013.

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

Liquidity and Capital Resources

We had a cash balance of $3,958 on November 30, 2011. To date other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency” and workforce training videos, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $100,000 at 8% interest through  December 31, 2012.  As of November 30, 2011 the balance owing on this agreement is $92,989. Payment of principal and interest is due on this loan on June 30, 2013.

We expect that cash resulting from the further sales and licensing of “The Five Communication Secrets That Swept Obama to the Presidency,” along with the revenue generated from the sale of our recently acquired programs and the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2013.

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

**XBRL
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

FUTURA PICTURES, INC. (Registrant)
Dated: January 10, 2012	/s/ Buddy Young Buddy Young, President and Chief Executive Officer