Form 10-K
period 2012-02-29
FUTURA PICTURES, INC.
filed 2012-04-30
CIK 1321710

KU.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-123611

FUTURA PICTURES, INC.
____________________________________________
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (IRS Employer Identification No.)

17337 Ventura Boulevard, Suite 305, Encino, California (Address of principal executive offices)	91316 (Zip Code)

(818) 784-0040
______________________
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None                 Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001
_____________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes	No X

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of February 29, 2012, based upon the last sale price reported for such date on the OTC Bulletin Board was $379,750

At  April 16, 2012, the registrant had 1,599,750 shares of Common Stock, $.0001 par value, issued and outstanding.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2012 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

According to the Annual Industry Report published by Nielsen Business Media in its November/December 2011 issue of its industry publication, TRAINING MAGAZINE:

•
Approximately $59.7 billion was spent for training in 2011 by U.S. organizations with 100 or more employees. This compares to approximately $52.8 billion total industry spending in 2010.  These figures were calculated by projecting the average training budget to a weighted universe of companies, using the Dun & Bradstreet counts of U.S. organizations with more than 100 employees.

•
$9.1 billion of that $59.7 billion was spent on outside providers of products and services in 2011. This compares to $6.9 billion in 2010. These products and services include "off-the-shelf" materials (our videos and work books are included in this category). Management feels that the decline in expenditures for outside products and services is a result of general economic conditions causing corporations to reduce their training expenditures by less use of outside consultants, and more utilization of in-house developed training materials.

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

During most fiscal years approximately 25% to 30% of our revenue is derived from the sale of training videos produced by other companies. However, due to the lack of sales personnel, during fiscal 2012, the percentage of revenue derived from the sale of third party videos was minimal. If our cash resources permit we hope to employ one or two sales personnel during fiscal 2013, which should result in a greater portion of our revenue being derived from the sale of videos produced by other companies. Most producer/distributors enter into non-exclusive sub-distribution agreements with other industry distributors to market and sell their videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

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

Although many organizations continue to maintain in-house training departments, outside suppliers represent a significant portion of the training budget. Training Magazine reported in its recent industry report that training delivered by outside sources represented approximately 19% of the total dollars spent on training.

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

Products and Services

During fiscal 2012 we devoted our limited resources to the distribution of workforce training videos acquired from Progressive Training, and the distribution of The Five Secrets of Communication That Swept Obama To The Presidency. Due to the significant amount of cash required to produce new training videos, ($50,000 to $150,000), we did not produce any new training products during fiscal 2012.

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

Competition

Both the educational/self-improvement and the personnel training industries are comprised of numerous large, mid-sized, and small independent production companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with talent and distribution outlets throughout the world.

Some of the companies in the these industries have been operating since the 1930s, while others have just recently become popular by virtue of a best- selling book/DVD.

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

We anticipate that during the first quarter of fiscal 2013, we will complete and distribute two new workforce training DVDs. The first DVD to be completed is based on the resourceful teamwork during the successful Chilean mine rescue. The second DVD teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team.

ITEM 1A. Risk Factors.

Not applicable because the Company is a smaller reporting company.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Year Ended February 29, 2012

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FTPR” since January 28, 2011.

	High	Low

1st Quarter	$1.50	0.51
2nd Quarter	0.60	0.51
3rd Quarter	0.75	0.60
4th Quarter	1.20	0.60

Year Ended February 28, 2011
1st Quarter.	$ NA	$ NA
2nd Quarter	NA	NA
3rd Quarter	NA	NA
4th Quarter	0.10	0.10

Holders

As of February 29, 2012, we have 1,599,750 shares of common stock issued and outstanding held by approximately 70 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Common Stock

The Company’s certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value.  As of February 29, 2012, 1,599,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

For the Year Ended February 29, 2012 Compared to Year Ended February 28, 2011

Revenues

Our revenues for the year ended February 29, 2012 were $76,822. Revenues for the year ended February 28, 2011 were $34,885. This increase in revenue resulted from the sales income and royalty earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as income derived from the training programs acquired from Progressive Training.

The cost of revenues during the year ended February 29, 2012, was $9,708. The cost of revenues during the year ended February 28, 2011, were $128. The increase in the cost of revenues is due to the additional marketing costs for the training programs acquired from Progressive Training in January 2011. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will generally be approximately within the 15 to 35 percent range.

During most periods a substantial portion of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts.  The terms of these distribution contracts vary with regard to the percentage of discount that we receive. These discounts range from a low of 35% to a high of 50% of gross receipts.

Expenses

Selling, general and administrative expenses were $126,059 during the year ended February 29, 2012 as compared to $73,252 during the year ended February 28, 2011.

Selling and marketing expenses were $10,481 for the year ended February 29, 2012 as compared to $3,409 for the year ended February 28, 2011. These costs are mainly related to the marketing of “The 5 Communication Secrets That Swept Obama To The Presidency” DVD, and the training programs acquired from Progressive.

During the year ended February 29, 2012, we incurred a total of $115,579 in general and administrative expenses.  This consisted primarily of $41,600 of contributed services by our CEO, Buddy Young, and $52,470 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2011, we incurred a total of $69,843 general and administrative expenses. This consisted primarily of $41,600 of contributed services by our CEO, Buddy Young, and $22,984 of professional fees incurred for our audited financial statements and related filings.

We incurred $16,268 and $7,274 in interest expense during the years ended February 29, 2012 and February 28, 2011, respectively.  Of these amounts, $6,823 and $5,583 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

Plan of Operation

During the past twelve months we concentrated our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network. Additionally, we acquired the master distribution rights to a new training program entitled, “The Power of Teamwork”. The program is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Further, during the last quarter of fiscal 2012, we developed and have nearly completed production of a new training program entitled, “Chilean Mine Rescue: The Unstoppable Team.” This program focuses on the resourceful teamwork during the successful Chilean mine rescue.  Both programs are scheduled to be released during the first and second quarters of fiscal 2013.

We anticipate that during the next 12 months our efforts will consist of: (a) raising funds through a private placement sale of equity, to be used for the purpose of adding to our library of programs, (b) continue to improve the functionality and visibility of our website advancedknowledge.com, (c) increase revenue by hiring additional commissioned sales personnel and (d) concentrate on the marketing and distribution of the two new training programs mentioned above.

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two new workforce training videos that we will release during fiscal 2013,   along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2013.

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

Liquidity and Capital Resources

We had a cash balance of $2,409 on February 29, 2012. To date other than funds received from the sale of videos acquired from Progressive Training, and the further sales of “The Five Communication Secrets That Swept Obama to the Presidency,”, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $200,000, as amended subsequently to fiscal year end, at 8% interest through December 31, 2012.  As of February 29, 2012 the balance owing on this agreement is $98,989. Payment of principal and interest is due on this loan on June 30, 2013.

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two new workforce training videos that we will release during fiscal 2013,   along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2013.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

FUTURA PICTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheets of Futura Pictures, Inc. as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-years then ended. Futura Pictures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futura Pictures, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the years in the two-years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter is described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP Camarillo, California April 23, 2012

RDGXBRLParseBegin
FUTURA PICTURES, INC.
BALANCE SHEETS

	February 29, 2012	February 28, 2011
ASSETS

Cash	$2,409	$9,683
Accounts receivable	2,483	3,204
Prepaid expenses	270	828

TOTAL CURRENT ASSETS	5,162	13,715

Deposits	900	900

TOTAL ASSETS	$6,062	$14,615

LIABILITIES

Line of credit	$39,421	$39,421
Accrued expenses	41,708	35,903
Unearned revenue	100	14,590
Accrued interest – related party	18,205	11,382
Loan payable – related party	98,989	72,754

TOTAL LIABILITIES	198,423	174,050

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	317,004	275,404
Accumulated deficit	(509,525)	(434,999)

TOTAL STOCKHOLDERS’ DEFICIT	(192,361)	(159,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,062	$14,615

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	For the Year Ended February 29, 2012	For the Year Ended February 28, 2011

REVENUE	$76,822	$34,885

COST OF REVENUE	9,708	128

GROSS PROFIT	67,114	34,757

OPERATING EXPENSES
Selling, general and administrative	126,059	73,252

TOTAL OPERATING EXPENSES	126,059	73,252

LOSS FROM OPERATIONS	(58,945)	(38,495)

OTHER INCOME (EXPENSE)
Other income	1,487	930
Interest expense	(16,268)	(7,274)

TOTAL OTHER INCOME (EXPENSE)	(14,781)	(6,344)

LOSS BEFORE INCOME TAXES	(73,726)	(44,839)

Tax provision	800	800

NET LOSS	$(74,526)	$(45,639)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, March 1, 2010	1,599,750	$160	$296,740	$(389,360)	$(92,460)

Acquisition net of liabilities	-	-	(62,936)	-	(62,936)

Contributed services	-	-	41,600	-	41,600

Net loss for the year ended February 28, 2011	-	-	-	(45,639)	(45,639)

Balance, February 28, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

Contributed services	-	-	41,600	-	41,600

Net loss for the year ended February 29, 2012	-	-	-	(74,526)	(74,526)

Balance, February 29, 2012	1,599,750	$160	$317,004	$(509,525)	$(192,361)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	For the Year Ended February 29, 2012	For the Year Ended February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(74,526)	$(45,639)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	361	280
Contributed services	41,600	41,600
Uncollectable amounts recovered	-	(930)
Changes in operating assets and liabilities:
Accounts receivable	721	806
Prepaid expenses	197	4
Accrued expenses	12,628	9,017
Unearned revenue	(14,490)	(410)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(33,509)	4,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset acquisition	-	4,214

NET CASH FROM INVESTING ACTIVITIES	-	4,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	30,550	5,700
Repayment of loan payable – related party	(4,315)	(6,303)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	26,235	(603)

NET INCREASE (DECREASE) IN CASH	(7,274)	8,339

CASH AT THE BEGINNING OF THE PERIOD	9,683	1,344

CASH AT THE END OF THE PERIOD	$2,409	$9,683

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition net of liabilities	$-	$62,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$9,446	$367
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 29, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Net Income (Loss) Per Share

The Company adopted ASC No. 260, “Earnings Per Share”, that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC No. 260, “Earnings Per Share”, any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at February 29, 2012.

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

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $193,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3                 UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the company has recorded $361 of income since the effective date of the agreement. Due to minimal sales of the DVD under the Gaiam America distribution agreement, management estimated that only about $100 can be collected in the future, and the rest of the advance in the amount of $14,539 was recognized as revenue during last quarter of fiscal year ended February 29, 2012.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $200,000 (as amended in April, 2012) to the Company to fund any cash shortfalls through December 31, 2012.  The note bears interest at 8% and is due upon demand, no later than June 30, 2013.  The outstanding balance was $98,989 as of February 29, 2012.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the years ended February 29, 2012 and February 28, 2011, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each period.  The President has waived reimbursement of $41,600 during each of the years ended February 29, 2012 and February 28, 2011, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 29, 2012:

Net operating loss carry-forward	$42,221
Less valuation allowance	(42,221)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2011	$37,000
Addition for the year ended February 29, 2012	5,221
Balance, February 29, 2012	$42,221

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

Net Operating Loss

The Company has approximately $186,000 net operating loss carry-forwards, which expire in various years through 2031.

Examination

The Company’s tax returns are open to examination for the years ended 2008 and forward.

NOTE 7                 SUBSEQUENT EVENTS

The Company has evaluated events through April 23, 2012, the date of this filing noting the following:
1.	Bank of America line of credit matured on March 25, 2012 and was paid off in full by the Company in March 2012, from additional borrowings on the line of credit from Buddy Young, President.
2.	The Company is in the process of producing two additional training videos to be released in the first two fiscal quarters.
3.
In April 2012, the Company had amended its February 2005 note payable with Buddy Young to increase available funds to $200,000 through December 31, 2012.  All other terms of the note remained unchanged.

RDGXBRLParseEnd
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified above, for our year ended February 29, 2012, we believe that our financial statements contained in this report our the year ended February 29, 2012 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the year ended February 29, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position

Buddy Young	76	President, Chief Executive Officer, Chief Financial Officer and Chairman

Joseph Adelman	78	Vice President and Director

Mel Powell	47	Secretary and Director

Dennis Spiegelman	63	Director

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

There is no family relationship between any director or executive officer of Futura Pictures.

Item 11.  Executive Compensation

Name	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIP Payouts	All Other Compensation
Buddy Young	2010 2011 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (3)
Mel Powell	2010 2011 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Joseph Adelman	2010 2011 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Dennis Spiegelman	2010 2011 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
(1)           All officers and directors assumed their positions in January 2004.
(2)           Each received 10,000 shares in January, 2004 in exchange for services to the Company.
(3)           For the years ended February 29, 2012 and February 28, 2011, Mr. Young devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  Of this amount, Mr. Young was paid $-0- during the years ended February 29, 2012 and February 28, 2011, respectively.  Mr. Young has waived reimbursement of $41,600 during each of the years ended February 29, 2012 and February 28, 2011, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group.  The table shows the number and percentage of shares held by each person as of February 29, 2012. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 305, Encino, California 91316.

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

We have an agreement with our President and majority shareholder to borrow up to $200,000 at 8% interest through December 31, 2012. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2013.  Through February 29, 2012, the Company has borrowed a total of $98,989 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company’s common stock with an aggregate value of $19,000 for the loan commitment.

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

Item 14.  Principal Accounting Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $13,672 and $35,000, respectively, in the years ended February 29, 2012 and February 28, 2011.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,250 and $905 in the fiscal years ended February 29, 2012 and February 28, 2011.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 29, 2012 and February 28, 2011.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are included or incorporated by reference as exhibits to this report:

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

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

Name	Title	Date

/s/ Buddy Young	President, Chief Executive Officer,	April 30, 2012
Buddy Young	Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Joseph Adelman	Director	April 30, 2012
Joseph Adelman

/s/ Mel Powell	Director	April 30, 2012
Mel Powell

/s/ Dennis Spiegelman	Director	April 30, 2012
Dennis Spiegelman