Form 10-Q
period 2012-05-31
FUTURA PICTURES, INC.
filed 2012-07-12
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2012.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	May 31, 2012 and February 29, 2012	4
	Condensed Statements of Operations
	For the Three Months Ended May 31, 2012 and 2011	5
	Condensed Statements of Shareholders’ Deficit
	For the Three Months Ended May 31, 2012	6
	Condensed Statements of Cash Flows
	For the Three Months Ended May 31, 2012 and 2011	7
	Notes to Condensed Financial Statements	8-13

Item 2.	Management's Discussion and Analysis or Plan of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18-19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	May 31, 2012 (Unaudited)	February 29, 2012
ASSETS

Cash	$2,098	$2,409
Accounts receivable	2,904	2,483
Prepaid expenses	180	270

TOTAL CURRENT ASSETS	5,182	5,162

Deposits	900	900

TOTAL ASSETS	$6,082	$6,062

LIABILITIES

Line of credit	$-	$39,421
Accrued expenses	19,799	41,708
Unearned revenue	100	100
Accrued interest – related party	21,402	18,205
Loan payable – related party	179,454	98,989

TOTAL LIABILITIES	220,755	198,423

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	327,404	317,004
Accumulated deficit	(542,237)	(509,525)

TOTAL STOCKHOLDERS’ DEFICIT	(214,673)	(192,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,082	6,062

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011
UNAUDITED

	2012	2011

REVENUE	$12,262	$20,245

COST OF REVENUE	3,413	4,302

GROSS PROFIT	8,849	15,943

OPERATING EXPENSES
Selling, general and administrative	35,595	26,126

TOTAL OPERATING EXPENSES	35,595	26,126

LOSS FROM OPERATIONS	(26,746)	(10,183)

OTHER INCOME (EXPENSE)
Other income	-	1,204
Interest expense	(5,166)	(3,794)

TOTAL OTHER INCOME (EXPENSE)	(5,166)	(2,590)

LOSS BEFORE INCOME TAXES	(31,912)	(12,773)

Income tax expense	800	800

NET LOSS	$(32,712)	$(13,573)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011
UNAUDITED

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2012	1,599,750	$160	$317,004	$(509,525)	$(192,361)

Contributed services	-	-	10,400	-	10,400

Net loss for the three months ended May 31, 2012	-	-	-	(32,712)	(32,712)

Balance, May 31, 2012	1,599,750	$160	$327,404	$(542,237)	$(214,673)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011
UNAUDITED

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,712)	$(13,573)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization expense	90	90
Contributed services	10,400	10,400
Changes in operating assets and liabilities:
Accounts receivable	(421)	(82)
Prepaid expenses	-	2
Accrued expenses	(18,712)	(13)

NET CASH USED BY OPERATING ACTIVITIES	(41,355)	(3,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(39,421)	-
Proceeds from loan payable – related party	80,465	2,500
Repayment of loan payable – related party	-	(559)

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,044	1,941

NET DECREASE IN CASH	(311)	(1,235)

CASH AT THE BEGINNING OF THE PERIOD	2,409	9,683

CASH AT THE END OF THE PERIOD	$2,098	$8,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,969	$526
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2012
UNAUDITED

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

As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management changed the Company’s business plan to that of producing and distributing selfimprovement/educational DVDs and workforce training programs.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Three customers represented approximately 38% (11%, 11%, and 16%) of total revenues for the three months ended May 31, 2012.  Two customers represented approximately 42% (19% and 23%) of total revenues for the three months ended May 31, 2011.

The accounts receivable from four customers were approximately 82% (25%, 24%, 22%, and 11%) of total accounts receivable as of May 31, 2012.

No other customers represented greater than 10% of total revenues for the three months ended May 31, 2012 and 2011 or total accounts receivable at May 31, 2012.

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

Production Costs

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed $6,299 and zero in production costs for the three months ended May 31, 2012 and 2011, respectively.

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

Net Income (Loss) Per Share

The Company adopted ASC No. 260, “Earnings Per Share”, that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC No. 260, “Earnings Per Share”, any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at May 31, 2012.

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

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $215,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3                 LINE OF CREDIT

On March 21, 2012, the Company paid the outstanding balance of $39,421 on its line of credit.  This payment was made possible by an additional advance from the Company’s President.

NOTE 4                 UNEARNED REVENUE

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the company has recorded $361 of income since the effective date of the agreement. Due to minimal sales of the DVD under the Gaiam America distribution agreement, management estimated the only about $100 can be collected in the future and the rest of the advance in the amount of $14,539 was recognized as revenue during last quarter of fiscal year ended February 29, 2012.

NOTE 5                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $200,000 to the Company to fund any cash shortfalls through December 31, 2012.  The note bears interest at 8% and is due upon demand, no later than June 30, 2013.  The outstanding balance was $179,454 as of May 31, 2012.

NOTE 6                 STOCKHOLDERS’ DEFICIT

For the three months ended May 31, 2012 and 2011, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $10,400 has been recorded in each period.  The President has waived reimbursement of $10,400 during each of the three months ended May 31, 2012 and 2011, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 7                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at May 31, 2012:

Net operating loss carry-forward	$45,844
Less valuation allowance	(45,844)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2012	$42,221
Addition for the three months ended May 31, 2012	3,623
Balance, May 31, 2012	$45,844

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

Net Operating Loss

The Company has approximately $205,000 net operating loss carry-forwards, which expire in various years through 2032.

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

During the second quarter of fiscal 2013, we will complete and distribute two new workforce training DVDs. The first DVD to be completed is based on the resourceful teamwork during the successful Chilean mine rescue. The second DVD teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team.

Revenues

Our revenues for the three months ended May 31, 2012 were $12,262. These revenues were mainly derived from the sale of videos recently acquired from Progressive Training. Our revenues for the three months ended May 31, 2011 were $20,245. These revenues included sales of “The 5 Communication Secrets That Swept Obama to the Presidency” DVD in the amount of $90, royalty income related to the DVD in the amount of $3,065 and revenues in the amount of $17,090 derived from the sale of videos acquired from Progressive Training. The major reason for the decrease in revenues is the aging of the Company’s library of training programs. Management anticipates an increase in revenues during the remaining quarters of fiscal 2013, resulting from the imminent release of our new program entitled, “Chilean Mine Rescue: The Unstoppable Team,” and the forthcoming release of a training program inspired by the Navy’s Blue Angel flight demonstration team entitled, “The Power of Teamwork.”

The cost of revenues during the three months ended May 31, 2012 was $3,413.  The cost of revenues during the three months ended May 31, 2011 was $4,302 which included the cost of videos purchased for resale under Progressive Training.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $10,400, of which $10,400 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.  During the three months ended May 31, 2012, we incurred a total of $35,595 selling, general and administrative expenses, compared to a total of $26,126 during the three months ended May 31, 2011. This represents an increase of $9,469.

Interest Expense

We incurred $5,166 and $3,794 in interest expense during the three months ended May 31, 2012 and 2011, respectively. This is related to the interest charges we incur on our loan from Buddy Young in the amount of $3,197 and $1,488, respectively, along with interest charges of $1,969 and $2,306, respectively, on the line of credit and credit card debts associated with the asset and liability acquisition from Progressive Training.

Plan of Operation

During the past twelve months we concentrated our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network. Additionally, we acquired the master distribution rights to a new training program entitled, “The Power of Teamwork”. The program is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Further, during the first quarter of fiscal 2013, we developed and have completed production of a new training program entitled, “Chilean Mine Rescue: The Unstoppable Team.” This program focuses on the resourceful teamwork during the successful Chilean mine rescue.  Both programs are scheduled to be released during the second quarter of fiscal 2013.

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

Liquidity and Capital Resources

We had a cash balance of $2,098 on May 31, 2012. Other than funds received from the sale of the library of videos acquired from Progressive Training, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $200,000 at 8% interest through December 31, 2012.  As of May 31, 2012 the balance owing on this agreement is $179,454. Payment of principal and interest is due on this loan on June 30, 2013.

We believe that revenue derived from the sale of the above mentioned programs, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2013.

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
OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS                    None.

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS                          None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES                            None.

ITEM 4.                 MINE SAFETY DISCLOSURES      Not Applicable

ITEM 5.                 OTHER INFORMATION             None.

ITEM 6.                 EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURA PICTURES, INC. (Registrant)

Dated: July 10, 2012	/s/ Buddy Young Buddy Young, President and Chief Executive Officer