Form 10-Q
period 2012-08-31
FUTURA PICTURES, INC.
filed 2012-10-10
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

FUTURA PICTURES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 216
Encino, California    91316
Issuer's Telephone Number:  (818) 784-0040
(Address and phone number of principal executive offices)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate  by  check  mark   whether  the   registrant   has   submitted electronically  and posted on its corporate Web site, if any, every  Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (ss.232.405  of this  chapter)  during the preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Exchange Act  Yes ☐  No ☒

As of October 1, 2012 the issuer had 1,599,750 shares of common stock outstanding.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	August 31, 2012 (Unaudited)	February 29, 2012
ASSETS

Cash	$3,081	$2,409
Accounts receivable	7,064	2,483
Prepaid expenses	90	270
Deposits	900	900

TOTAL ASSETS	$11,135	$6,062

LIABILITIES

Line of credit	$-	$39,421
Accrued expenses	18,840	41,708
Unearned revenue	100	100
Accrued interest – related party	25,145	18,205
Loan payable – related party	188,454	98,989

TOTAL LIABILITIES	232,539	198,423

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share: Authorized – 100,000,000 shares, Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	337,804	317,004
Retained deficit	(559,368)	(509,525)

TOTAL STOCKHOLDERS’ DEFICIT	(221,404)	(192,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,135	6,062

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND 2011
UNAUDITED

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the Six Months Ended August 31, 2012	For the Six Months Ended August 31, 2011

REVENUE	$23,070	$20,246	$35,332	$40,491

COST OF REVENUE	4,297	5,017	7,710	9,319

GROSS PROFIT	18,773	15,229	27,622	31,172

OPERATING EXPENSES
Selling, general and administrative	31,587	40,875	67,182	67,000

TOTAL OPERATING EXPENSES	31,587	40,875	67,182	67,000

(LOSS) FROM OPERATIONS	(12,814)	(25,646)	(39,560)	(35,828)

OTHER INCOME (EXPENSE)
Other income	-	-	-	1,204
Interest expense	(4,317)	(3,895)	(9,483)	(7,688)

TOTAL OTHER INCOME (EXPENSE)	(4,317)	(3,895)	(9,483)	(6,484)

(LOSS) BEFORE INCOME TAXES	(17,131)	(29,541)	(49,043)	(42,312)

Income tax expense	-	-	800	800

NET (LOSS)	$(17,131)	$(29,541)	$(49,843)	$(43,112)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDINGs
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011
UNAUDITED

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2012	1,599,750	$160	$317,004	$(509,525)	$(192,361)

Contributed services	-	-	20,800	-	20,800

Net loss for the six months ended August 31, 2012	-	-	-	(49,843)	(49,843)

Balance, August 31, 2012	1,599,750	$160	$337,804	$(559,368)	$(221,404)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011
UNAUDITED

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,843)	$(43,112)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization expense	180	180
Contributed services	20,800	20,800
Changes in operating assets and liabilities:
Accounts receivable	(4,581)	1,871
Prepaid expenses	-	2
Accrued expenses	(15,928)	2,469

NET CASH USED BY OPERATING ACTIVITIES	(49,372)	(17,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(39,421)	50
Proceeds from loan payable – related party	89,465	13,250
Repayment of loan payable – related party	-	(3,512)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,044	9,788

NET INCREASE (DECREASE) IN CASH	672	(8,002)

CASH AT THE BEGINNING OF THE PERIOD	2,409	9,683

CASH AT THE END OF THE PERIOD	$3,081	$1,681

NON-CASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,542	$4,604
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Three customers represented approximately 35% (10%, 11% and 14%) of total revenues for the six months ended August 31, 2012.  Four customers represented approximately 58% (12%, 13%, 14% and 19%) of total revenues for the six months ended August 31, 2011.

Four customers represented approximately 79% (11%, 13%, 14%, and 41%) of total accounts receivable as of August 31, 2012.  Five customers represented approximately 88% (11%, 12%, 19%, 23%, and 24%) of total accounts receivable as of February 29, 2012.

No other customers represented greater than 10% of total revenues for the six months ended August 31, 2012 and 2011, or total accounts receivable at August 31, 2012 and February 29, 2012.

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

Production Costs

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed $8,487 and zero in production costs for the six months ended August 31, 2012 and 2011, respectively.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at August 31, 2012.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $222,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $200,000 to the Company to fund any cash shortfalls through December 31, 2012.  The note bears interest at 8% and is due upon demand, no later than June 30, 2013.  The outstanding balance was $188,454 as of August 31, 2012.

NOTE 6                 STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2012 and 2011, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $20,800 has been recorded in each period.  The President has waived reimbursement of $20,800 during each of the six months ended August 31, 2012 and 2011, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 7                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at August 31, 2012:

Net operating loss carry-forward	$46,642
Less valuation allowance	(46,642)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2012	$42,221
Addition for the six months ended August 31, 2012	4,421
Balance, August 31, 2012	$46,642

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

Net Operating Loss

The Company has approximately $207,000 net operating loss carry-forwards, which expire in various years through 2032.

Examination

The Company’s tax returns are open to examination for the years ended 2008 and forward.

NOTE 8                 SUBSEQUENT EVENTS

The Company completed production of its new training video, ‘The Power of Teamwork: Inspired by the Navy's Blue Angel Flight Demonstration Team”, in September 2012 and has released it to begin sale distributions to customers.

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue.  In the beginning of the third quarter of fiscal 2013, we completed and commenced a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team.

Revenues

Three-Month Period Ended August 31, 2012 Compared to Three-Month Period Ended August 31, 2011

Our revenues for the three months ended August 31, 2012 were $23,070. Revenues during the three months ended August 31, 2011 were $20,246. This increase in revenue is largely attributed to sales of the newly developed training video, “Chilean Mine Rescue”, which completed production in the prior quarter ended 5/31/12.

The cost of revenues during the three months ended August 31, 2012, was $4,297. The cost of revenues during the three months ended August 31, 2011, was $5,017.

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

During the three months ended August 31, 2012, we incurred a total of $31,587 selling, general and administrative expenses, compared to a total of $40,875 during the three months ended August 31, 2011. This represents a decrease of $9,288. This decrease is mainly the result of the costs incurred related to the listing of the Company’s shares on the otc Bulletin Board system.

Interest Expense

We incurred $4,317 and $3,895 in interest expense during the three months ended August 31, 2012 and 2011, respectively. Of this amount, $3,743 and $1,596 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and line of credit.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop or acquire new educational/self- improvement and training DVDs.

Six-Month Period Ended August 31, 2012 Compared to Six-Month Period Ended August 31, 2011

Revenues

Our revenues for the six months ended August 31, 2012 were $35,332. Revenues during the six months ended August 31, 2011, were $40,491.  This decrease in revenue resulted from general economic conditions during the first quarter of fiscal 2013 and aging of the Company’s library of training videos acquired from Progressive Training.

The cost of revenues during the six months ended August 31, 2012, was $7,710. The cost of revenues during the six months ended August 31, 2011, was $9,319.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $20,800, Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, professional services and the amortization of our loan commitment fee.

During the six months ended August 31, 2012, we incurred a total of $67,182 selling, general and administrative expenses, compared to a total of $67,000 during the six months ended August 31, 2011. This represents a decrease of $182.

Interest Expense

We incurred $9,483 and $7,688 in interest expense during the six months ended August 31, 2012 and 2011, respectively. Of this amount, $6,940 and $3,084 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

Plan of Operation

During the past twelve months we concentrated our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network. Additionally, we acquired the master distribution rights to a new training program entitled, “The Power of Teamwork”. The program is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Further, during the first quarter of fiscal 2013, we developed and have completed production of a new training program entitled, “Chilean Mine Rescue: The Unstoppable Team.” This program focuses on the resourceful teamwork during the successful Chilean mine rescue.  “Chilean Mine Rescue: The Unstoppable Team.” The program was released during the second quarter of fiscal 2013, and has received very favorable reviews. It is too early to predict the videos revenue potential. Our second new program, “The Power of Teamwork will be released during the third quarter of fiscal 2013.

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

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two new workforce training videos that will have been released during fiscal 2013, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2013.

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

Liquidity and Capital Resources

We had a cash balance of $3,081 on August 31, 2012. Other than funds received from the sale of “The Five Communication Secrets That Swept Obama to the Presidency” and “Chilean Mine Rescue”, along with the training programs acquired from Progressive Training, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $200,000 at 8% interest through December 31, 2012.  As of August 31, 2012 the balance owing on this agreement is $188,454. Payment of principal and interest is due on this loan on June 30, 2013.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES Non Applicable

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

	31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance

	101.SCH**	XBRL Taxonomy Extension Schema

	101.CAL**	XBRL Taxonomy Extension Calculation

	101.DEF**	XBRL Taxonomy Extension Definition

	101.LAB**	XBRL Taxonomy Extension Labels

	101.PRE**	XBRL Taxonomy Extension Presentation

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

FUTURA PICTURES, INC. (Registrant)

Dated: October 10, 2012	/s/ Buddy Young Buddy Young, President and Chief Executive Officer