Form 10-Q
period 2012-11-30
FUTURA PICTURES, INC.
filed 2013-01-11
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  Form 10-Q
(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of December 31, 2012.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.
CONDENSED BALANCE SHEETS

	November 30, 2012 (Unaudited)	February 29, 2012
ASSETS
Cash	$4,408	$2,409
Accounts receivable	11,207	2,483
Prepaid expenses	-	270
Deposits	900	900

TOTAL ASSETS	$16,515	$6,062

LIABILITIES
Line of credit	$-	$39,421
Accrued expenses	24,164	41,708
Unearned revenue	100	100
Accrued interest – related party	28,922	18,205
Loan payable – related party	189,354	98,989

TOTAL LIABILITIES	242,540	198,423

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	348,204	317,004
Accumulated deficit	(574,389)	(509,525)

TOTAL STOCKHOLDERS’ DEFICIT	(226,025)	(192,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,515	6,062

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
UNAUDITED

	For the Three Months Ended November 30, 2012	For the Three Months Ended November 30, 2011	For the Nine Months Ended November 30, 2012	For the Nine Months Ended November 30, 2011

REVENUE	$23,668	$17,598	$59,000	$58,089

COST OF REVENUE	4,340	1,861	12,050	11,180

GROSS PROFIT	19,328	15,737	46,950	46,909

OPERATING EXPENSES
Selling, general and administrative	29,892	31,260	97,074	98,260

TOTAL OPERATING EXPENSES	29,892	31,260	97,074	98,260

(LOSS) FROM OPERATIONS	(10,564)	(15,523)	(50,124)	(51,351)

OTHER INCOME (EXPENSE)
Other income	-	283	-	1,487
Interest expense	(4,457)	(4,238)	(13,940)	(11,926)

TOTAL OTHER INCOME (EXPENSE)	(4,457)	(3,955)	(13,940)	(10,439)

(LOSS) BEFORE INCOME TAXES	(15,021)	(19,478)	(64,064)	(61,790)

Income tax expense	-	-	800	800

NET (LOSS)	$(15,021)	$(19,478)	$(64,864)	$(62,590)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
UNAUDITED

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2012	1,599,750	$160	$317,004	$(509,525)	$(192,361)

Contributed services	-	-	31,200	-	31,200

Net loss for the nine months ended November 30, 2012	-	-	-	(64,864)	(64,864)

Balance, November 30, 2012	1,599,750	$160	$348,204	$(574,389)	$(226,025)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
UNAUDITED

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,864)	$(62,590)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization expense	270	271
Contributed services	31,200	31,200
Changes in operating assets and liabilities:
Accounts receivable	(8,724)	(1,154)
Prepaid expenses	-	2
Accrued expenses	(6,827)	6,311

NET CASH USED BY OPERATING ACTIVITIES	(48,945)	(25,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(39,421)	-
Proceeds from loan payable – related party	90,365	24,550
Repayment of loan payable – related party	-	(4,315)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,944	20,235

NET INCREASE (DECREASE) IN CASH	1,999	(5,725)

CASH AT THE BEGINNING OF THE PERIOD	2,409	9,683

CASH AT THE END OF THE PERIOD	$4,408	$3,958

NON-CASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,223	$7,048
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

Use of Estimates

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Additionally, interim results may not be indicative of our results for future interim periods or our annual results.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 48% (11% and 37%) of total accounts receivable as of November 30, 2012.  Five customers represented approximately 89% (11%, 12%, 19%, 23%, and 24%) of total accounts receivable as of February 29, 2012.

Two customers in the three months ended November 30, 2012 and 2011 represented approximately 25% (14% and 11%) and 37% (11% and 26%), respectively, of total revenues for those periods.  Three and one customer(s) in the nine months ended November 30, 2012 and 2011, respectively, represented approximately 33% (10%, 12% and 11%) and 21%, respectively, of total revenues for those periods.
No other customers represented greater than 10% of total revenues in the three and nine months ended November 30, 2012 and 2011, or total accounts receivable at November 30, 2012 and February 29, 2012.

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

Production Costs

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed $10,320 and zero in production costs for the nine months ended November 30, 2012 and 2011, respectively.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at November 30, 2012.

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

NOTE 2         SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $226,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3                 LINE OF CREDIT

On March 21, 2012, the Company paid the outstanding balance of $39,421 on its line of credit.  This payment was made possible by an additional advance from the Company’s President.  The line of credit is closed and has not been renewed as of November 30, 2012.

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

NOTE 5                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $200,000 to the Company to fund any cash shortfalls through December 31, 2012.  The note bears interest at 8% and is due upon demand, no later than June 30, 2013.  The outstanding balance was $189,354 as of November 30, 2012.   Management is currently in negotiations with Mr. Young to extend this agreement.

NOTE 6                 STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2012 and 2011, the Company’s President devoted time to the development process of the Company.  Compensation expense totaling $31,200 has been recorded in each period.  The President has waived reimbursement of $31,200 during each of the nine months ended November 30, 2012 and 2011, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 7                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at November 30, 2012:

Net operating loss carry-forward	$46,810
Less valuation allowance	(46,810)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2012	$42,221
Addition for the nine months ended November 30, 2012	4,589
Balance, November 30, 2012	$46,810

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

Net Operating Loss

The Company has approximately $208,000 net operating loss carry-forwards, which expire in various years through 2032.

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

Revenue Recognition.  Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue.  In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team.

Three-Month Period Ended November 30, 2012 Compared to Three-Month Period Ended November 30, 2011

Revenues

Our revenues for the three months ended November 30, 2012 were $23,668. Revenues for the three months ended November 30, 2011 were $17,598. This increase in revenue resulted from the initial sales income earned from the distribution of two new training programs released into the market during the second and third quarters of fiscal 2013.

The cost of revenues during the three months ended November 30, 2012, were $4,340. The cost of revenues during the three months ended November 30, 2011, were $1,861.

Expenses

Selling, general and administrative expenses were $29,892 during the three months ended November 30, 2012 as compared to $31,260 during the three months ended November 30, 2011.

Selling and marketing expenses were $5,031 for the three months ended November 30, 2012 as compared to $2,017 for the three months ended November 30, 2011. The increase in these costs are mainly related to the production and marketing of two new training programs released into the market during the second and third quarters of fiscal 2013.

During the three month period ended November 30, 2012, we incurred a total of $24,861 in general and administrative expenses.  This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $9,891 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2011, we incurred a total of $29,243 general and administrative expenses. This consisted primarily of $10,400 of contributed services by our CEO, Buddy Young, and $13,112 of professional fees incurred for our audited financial statements and related filings.

We incurred $4,457 and $4,238 in interest expense during the three months ended November 30, 2012 and 2011, respectively.  Of this amount, $3,777 and $1,794 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new employee training and self-improvement DVDs.

Nine-Month Period Ended November 30, 2012 Compared to Nine-Month Period Ended November 30, 2011

Revenues

Our revenues for the nine months ended November 30, 2012 were $59,000. Revenues for the nine months ended November 30, 2011 were $58,089. This increase in revenue resulted from the initial sales income earned from the distribution of two new training programs released into the market during the second and third quarters of fiscal 2013, offset by the decrease in royalties earned from the marketing and distribution of "The Five Secrets of Communication That Swept Obama to the Presidency,” as well as from the training programs acquired from Progressive Training.

The cost of revenues during the nine months ended November 30, 2012, was $12,050. The cost of revenues during the nine months ended November 30, 2011, were $11,180.

Expenses

Selling, general and administrative expenses were $97,074 during the nine months ended November 30, 2012 as compared to $98,260 during the nine months ended November 30, 2011.

Selling and marketing expenses were $18,171 for the nine months ended November 30, 2012 as compared to $8,439 for the nine months ended November 30, 2011. These costs are mainly related to the marketing of two new training programs released into the market during the second and third quarters of fiscal 2012, and the training programs acquired from Progressive Training during Fiscal 2011.

During the nine month period ended November 30, 2012, we incurred a total of $78,903 in general and administrative expenses.  This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $30,261 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2011, we incurred a total of $89,821 general and administrative expenses. This consisted primarily of $31,200 of contributed services by our CEO, Buddy Young, and $41,867 of professional fees incurred for our audited financial statements and related filings.

We incurred $13,940 and $11,926 in interest expense during the nine months ended November 30, 2012 and 2011, respectively.  Of this amount, $10,717 and $4,878 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and our line of credit.

Plan of Operation

During the past twelve months we concentrated our efforts on further maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network. Additionally, we acquired the master distribution rights to a new training program entitled, “The Power of Teamwork”. The program is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Further, during the first quarter of fiscal 2013, we developed and have completed production of a new training program entitled, “Chilean Mine Rescue: The Unstoppable Team.” This program focuses on the resourceful teamwork during the successful Chilean mine rescue.   The program was released during the second quarter of fiscal 2013, and has received very favorable reviews. It is too early to predict the videos revenue potential. Our second new program, “The Power of Teamwork” was introduced to the marketplace during the third quarter of fiscal 2013.

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

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two new workforce training videos that have recently been released during fiscal 2013, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended and if we are able to extend it (see Note 5), will be sufficient to fund our cash requirements to continue our efforts through December 2013.

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

Liquidity and Capital Resources

We had a cash balance of $4,408 on November 30, 2012. Other than funds received from the sale of our two recently completed training programs, along with the training programs acquired from Progressive Training, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $200,000 at 8% interest through December 31, 2012.  As of November 30, 2012 the balance owing on this agreement is $189,354. Payment of principal and interest is due on this loan on June 30, 2013.   Management is currently in negotiations to extend this agreement.

We believe that revenue derived from the sale of the above mentioned programs and further borrowings from our President, if we are able to extend the terms, will be sufficient to satisfy our budgeted cash requirement through December 31, 2013.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES Non Applicable.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURA PICTURES, INC. (Registrant)

Date: January 10, 2013	/s/ Buddy Young
Buddy Young, President and Chief Executive Officer