Form 10-K
period 2013-02-28
FUTURA PICTURES, INC.
filed 2013-05-28
CIK 1321710

KU.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54211

FUTURA PICTURES, INC.

____________________________________________

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (IRS Employer Identification No.)

17337 Ventura Boulevard, Suite 216, Encino, California (Address of principal executive offices)	91316 (Zip Code)

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

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of February 28, 2013, based upon the last sale price reported for such date on the OTC Bulletin Board was $146,700

At May 20, 2013, the registrant had 1,599,750 shares of Common Stock, $.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2013 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our inability to raise additional funds to support operations and capital expenditures;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	our inability to successfully compete against existing and future competitors;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights; and

●	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

According to the Annual Industry Report published by Nielsen Business Media in its November/December 2012 issue of its industry publication, TRAINING MAGAZINE:

●

Approximately $55.8 billion was spent for training in 2012 by U.S. organizations with 100 or more employees. This compares to approximately $59.7 billion total industry spending in 2011.  These figures were calculated by projecting the average training budget to a weighted universe of companies, using the Dun & Bradstreet counts of U.S. organizations with more than 100 employees. The 6.5 % reduction was attributed to downward economic trend that continued during 2012. Some 65 percent of organizations either saw their training budget remain the same or decrease in 2012. Training payroll increased substantially, from $31.3 billion to $36.4 billion, but spending on outside products and services decreased $1.7 billion to 7.4 billion.

Average training expenditures for large companies decreased from $12.7 million in 2011 to $11.3 million in 2012, but midsize and small companies saw slight increases (from $1.8 million to $2 million for midsize organizations and from $256,082 to $294,532 for small companies). Some 29 percent of organizations said they increased staff from the year before (the same as in 2011), while 51 percent said the level remained the same (down from 55 percent in 2011). Some 20 percent said it was lower, vs. 16 percent in 2011. Retailers/wholesalers have the largest personnel costs at an average of $1.8 million. Across all organization types, larger companies spend roughly six times as much as midsize ones, and midsize companies spend approximately four times as much as small ones. The average payroll figure for large companies was $4.7 million; for midsize organizations, it was $763,549; for small companies, it was $187,354. The overall average for all companies was $1.2 million.

●

$7.4 billion of that $55.8 billion was spent on outside providers of products and services in 2012. This compares to $9.1 billion in 2011. The 1.7 billion reduction is consistent with the overall reduction of corporate spending for training. These products and services include "off-the-shelf" materials (our videos and work books are included in this category). Management feels that the decline in expenditures for outside products and services is a result of general economic conditions causing corporations to reduce their training expenditures by less use of outside consultants, and more utilization of in-house developed training materials.

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

During prior fiscal years approximately 25% to 30% of our revenue was derived from the sale of training videos produced by other companies. However, during fiscal year ended February 28, 2013, due to our lack of cash resources we operated without any sales personnel. As a result, the Company derived minimal revenue from the sale of third party videos during fiscal 2013. If our cash resources permit we hope to employ one or two sales personnel during fiscal 2014, which should result in a higher portion of our revenue being derived from the sale of videos produced by other companies. Most producer/distributors enter into non-exclusive sub-distribution agreements with other industry distributors to market and sell their videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

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

The Information Technology Market

To date, we have not produced any training programs for the information technology market. For the foreseeable future we do not anticipate producing products for this segment of the market due to the cost of producing such products. Therefore, no discussion of the Information Technology market is included in this report.

Products and Services

During fiscal 2013 we devoted our limited resources to the distribution of workforce training videos acquired from Progressive Training, and we completed and commenced the distribution of two new workforce training DVDs. The first DVD is entitled Chilean Mine Rescue: The Unstoppable Team. This DVD is based on the resourceful teamwork during the successful Chilean mine rescue. Our newest DVD is entitled, The Power of Teamwork. This DVD teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team.

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

Summary

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

Item 2.  Description of Property

Through August 2012, we had been leasing a 750 square feet office space from Encino Gardens LLC, an unaffiliated third party, on a month-to-month basis for $900 per month. In September 2012, we terminated that agreement and signed a new six month lease with Encino Gardens for a smaller office space, consisting of a total of approximately 450 square feet, for $600 per month, located at 17337 Ventura Boulevard, Suite 216 Encino, California 91316. As of February 28, 2013 this lease converted to a month-to-month basis and the rent going forward is $650 per month.

Total rent expense was $9,000 and $10,800 for the year ended February 28, 2013 and February 29, 2012, respectively.

Item 3.  Legal Proceedings

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FTPR” since January 28, 2011.

	High	Low
Year Ended February 28, 2013
1st Quarter	$1.20	$1.20
2nd Quarter	1.20	1.01
3rd Quarter	1.01	1.01
4th Quarter	1.01	0.55

Year Ended February 29, 2012
1st Quarter	$1.50	$0.51
2nd Quarter	0.60	0.51
3rd Quarter	0.75	0.60
4th Quarter	1.20	0.60

Holders

As of February 28, 2013, we have 1,599,750 shares of common stock issued and outstanding held by approximately 70 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Common Stock

The Company’s certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value.  As of February 28, 2013, 1,599,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

Revenue Recognition. The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns. , The Company derived minimal revenue from the sale of third party videos during fiscal 2013.

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

For the Year Ended February 28, 2013 Compared to Year Ended February 29, 2012

Revenues

Our revenues for the year ended February 28, 2013 were $62,187. Revenues for the year ended February 29, 2012 were $76,822. This decrease in revenue resulted from less royalty earned during fiscal 2013.

The cost of revenues during the year ended February 28, 2013, was $4,622. The cost of revenues during the year ended February 29, 2012, were $9,708. The decrease in the cost of revenues is due to lesser amount in marketing costs for the training programs acquired from Progressive Training in January 2011, and payments made to purchase videos from third party producers for resale. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will generally be approximately within the 7 to 15 percent range while most of our revenue is generated from the sale of videos produced by us, as was the case in fiscal 2013.

In prior fiscal years a portion of our revenue was generated from the sale of training videos produced by other companies with which we have distribution contracts.  In fiscal 2011 we generated approximately $22,500, and in fiscal 2012 approximately $18,750 of our total revenue was derived from the sale of training programs produced by third parties. The terms of these distribution contracts vary with regard to the percentage of discount that we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. Due to our limited cash resources during fiscal 2013, we were unable to retain the service of sales personnel to market programs produced by others. As a result, during fiscal 2013, minimal revenue was generated from sales of third party product.

  Expenses

Selling, general and administrative expenses were $122,703 during the year ended February 28, 2013 as compared to $126,059 during the year ended February 29, 2012. The decrease was the result of less professional fees paid during fiscal 2013.

Selling and marketing expenses were $22,095 for the year ended February 28, 2013 as compared to $10,481 for the year ended February 29, 2012. The increase is due to the development and marketing expense incurred during the production and initial distribution of our two recently completed training programs.

During the year ended February 28, 2013, we incurred a total of $100,608 in general and administrative expenses.  This consisted primarily of $41,600 of contributed services by our CEO, Buddy Young, and $31,727 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2012, we incurred a total of $115,579 general and administrative expenses. This consisted primarily of $41,600 of contributed services by our CEO, Buddy Young, and $52,470 of professional fees incurred for our audited financial statements and related filings.

We incurred $18,306 and $16,268 in interest expense during the years ended February 28, 2013 and February 29, 2012, respectively.  Of these amounts, $14,399 and $6,823 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card and the line of credit.

Plan of Operation

During the past twelve months we concentrated our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network. Additionally, we acquired the master distribution rights to a new training program entitled, “The Power of Teamwork”. The program is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Further, during the last quarter of fiscal 2012, we developed and completed production of a new training program entitled, “Chilean Mine Rescue: The Unstoppable Team.” This program focuses on the resourceful teamwork during the successful Chilean mine rescue.  Both programs were brought to market during the third quarter of fiscal 2013.

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

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two new workforce training videos that were released during fiscal 2013, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2014.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. We have one part-time administrative employee   Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $5,972 on February 28, 2013. To date other than funds received from the sale of videos acquired from Progressive Training, and the further sales of our two recently completed videos, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000, through December 31, 2013.  As of February 28, 2013 the balance owing on this agreement is $186,354. Payment of principal and interest is due on this loan on June 30, 2014.

We expect that cash resulting from the further sales and licensing of our existing programs, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2014.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

FUTURA PICTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flow for each of the years then ended. Futura Pictures, Inc.’s management is responsible for the financial statement. Our responsibility is to express an opinion on the financial statement based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futura Pictures, Inc. as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farber Hass Hurley LLP

Camarillo, California

May 28, 2013

FUTURA PICTURES, INC.

BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS

Cash	$5,972	$2,409
Accounts receivable, net	6,260	2,483
Prepaid expenses	-	270

TOTAL CURRENT ASSETS	12,232	5,162

Deposits	900	900

TOTAL ASSETS	$13,132	$6,062

LIABILITIES

Line of credit	$-	$39,421
Accrued expenses	26,679	41,708
Unearned revenue	1,300	100
Accrued interest – related party	32,604	18,205
Loan payable – related party	186,354	98,989

TOTAL LIABILITIES	246,937	198,423

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	358,604	317,004
Accumulated deficit	(592,569)	(509,525)

TOTAL STOCKHOLDERS’ DEFICIT	(233,805)	(192,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,132	$6,062

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	For the Year Ended February 28, 2013	For the Year Ended February 29, 2012

REVENUE	$62,187	$76,822

COST OF REVENUE	4,622	9,708

GROSS PROFIT	57,565	67,114

OPERATING EXPENSES
Selling, general and administrative	122,703	126,059

TOTAL OPERATING EXPENSES	122,703	126,059

LOSS FROM OPERATIONS	(65,138)	(58,945)

OTHER INCOME (EXPENSE)
Other income	1,200	1,487
Interest expense	(18,306)	(16,268)

TOTAL OTHER INCOME (EXPENSE)	(17,106)	(14,781)

LOSS BEFORE INCOME TAXES	(82,244)	(73,726)

Tax provision	800	800

NET LOSS	$(83,044)	$(74,526)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Common Stock				Total
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, March 1, 2011	1,599,750	$160	$275,404	$(434,999)	$(159,435)

Contributed services	-	-	41,600	-	41,600

Net loss for the year ended February 29, 2012	-	-	-	(74,526)	(74,526)

Balance, February 29, 2012	1,599,750	$160	$317,004	$(509,525)	$(192,361)

Contributed services	-	-	41,600	-	41,600

Net loss for the year ended February 28, 2013	-	-	-	(83,044)	(83,044)

Balance, February 28, 2013	1,599,750	$160	$358,604	$(592,569)	$(233,805)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	For the Year Ended February 28, 2013	For the Year Ended February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,044)	$(74,526)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization expense	270	361
Contributed services	41,600	41,600
Bad debt expense	5,160	-
Changes in operating assets and liabilities:
Accounts receivable	(8,937)	721
Prepaid expenses	-	197
Accrued expenses	(630)	12,628
Unearned revenue	1,200	(14,490)

NET CASH (USED) BY OPERATING ACTIVITIES	(44,381)	(33,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(39,421)	-
Proceeds from loan payable – related party	90,365	30,550
Repayment of loan payable – related party	(3,000)	(4,315)

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,944	26,335

NET INCREASE (DECREASE) IN CASH	3,563	(7,274)

CASH AT THE BEGINNING OF THE PERIOD	2,409	9,683

CASH AT THE END OF THE PERIOD	$5,972	$2,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$3,907	$9,446
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 28, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 44% (10% and 34%) of total accounts receivable as of February 28, 2013. Five customers represented approximately 89% (11%, 12%, 19%, 23%, and 24%) of total accounts receivable as of February 29, 2012.

Three customers represented approximately 33% (10%, 11%, and 12%) of total revenue for the year ended February 28, 2013. Two customers represented approximately 38% (19% and 19%) of total revenue for the year ended February 29, 2012.

No other customers represented greater than 10% of total revenues in the years ended February 28, 2013 and February 29, 2012, or total accounts receivable as of February 28, 2013 and February 29, 2012.

Revenue Recognition

The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns. , The Company derived minimal revenue from the sale of third party videos during fiscal 2013.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $6,952 and $1,792 is recorded as of February 28, 2013 and February 29, 2012, respectively. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

The Company adopted ASC No. 260, “Earnings Per Share”, that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, “Earnings Per Share”, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at February 28, 2013.

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

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $233,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 12, 2009, the Company signed an agreement with Gaiam America, licensing them the distribution rights to "The Five Secrets of Communication That Swept Obama to the Presidency." Under the terms of the agreement, Gaiam America will distribute the DVD throughout the world to the non-educational market. Further, pursuant to the agreement the Company received the $15,000 advance on September 14, 2009. Sales of the DVD under the Gaiam America distribution agreement commenced during the last quarter of fiscal 2010 and the company has recorded $361 of income since the effective date of the agreement. Due to minimal sales of the DVD under the Gaiam America distribution agreement, management estimated that only about $100 can be collected in the future, and the rest of the advance in the amount of $14,539 was recognized as revenue during the fiscal year ended February 29, 2012.

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as Unearned Income on the accompanying Balance Sheet as of February 28, 2013 as there have not been any sales of the DVD reported to the Company.

NOTE 4	RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2013. The note bears interest at 8% and is due upon demand, no later than June 30, 2014. The outstanding balance was $186,354 as of February 28, 2013.

NOTE 5	STOCKHOLDERS’ DEFICIT

For the years ended February 28, 2013 and February 29, 2012, the Company’s President devoted time to the development process of the Company. Compensation expense totaling $41,600 has been recorded in each period. The President has waived reimbursement of $41,600 during each of the years ended February 28, 2013 and February 29, 2012, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6	INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 28, 2013:

Net operating loss carry-forward	$48,982
Less valuation allowance	(48,982)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2012	$42,221
Addition for the year ended February 28, 2013	6,761
Balance, February 28, 2013	$48,982

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

Net Operating Loss

The Company has approximately $212,000 net operating loss carry-forwards, which expire in various years through 2032.

Examination

The Company’s tax returns are open to examination for the year ended 2009 and forward. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at February 28, 2013 or February 29, 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Rule 13a-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.

Based upon its current evaluation, the Company has concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of February 28, 2013 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position

Buddy Young	77	President, Chief Executive Officer, Chief Financial Officer and Chairman

Joseph Adelman	79	Vice President and Director

Mel Powell	48	Secretary and Director

Dennis Spiegelman	64	Director

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

There is no family relationship between any director or executive officer of Futura Pictures.

Item 11.  Executive Compensation

Name	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIP Payouts	All Other Compensation
Buddy Young	2011 2012 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (3)
Mel Powell	2011 2012 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Joseph Adelman	2011 2012 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)
Dennis Spiegelman	2011 2012 2013	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)

(1)           All officers and directors assumed their positions in January 2004.

(2)           Each received 10,000 shares in January, 2004 in exchange for services to the Company.

(3)           For the years ended February 28, 2013 and February 29, 2012, Mr. Young devoted time to the development process of the Company.  Compensation expense totaling $41,600 has been recorded in each year.  Of this amount, Mr. Young was paid $-0- during the years ended February 28, 2013 and February 29, 2012, respectively.  Mr. Young has waived reimbursement of $41,600 during each of the years ended February 28, 2013 and February 29, 2012, respectively.

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

We have an agreement with our President and majority shareholder to borrow up to $225,000 at 8% interest through December 31, 2013. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2014.  Through February 28, 2013, the Company has borrowed a total of $186,354 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company’s common stock with an aggregate value of $19,000 for the loan commitment.

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

Item 14.  Principal Accounting Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $13,200 and $13,672, respectively, in the years ended February 28, 2013 and February 29, 2012.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,250 in both fiscal years ended February 28, 2013 and February 29, 2012.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2013 and February 29, 2012.

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

Name	Title	Date

/s/ Buddy Young	President, Chief Executive Officer,	May 28, 2013
Buddy Young	Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Joseph Adelman	Director	May 28, 2013
Joseph Adelman

/s/ Mel Powell	Director	May 28, 2013
Mel Powell

/s/ Dennis Spiegelman	Director	May 28, 2013
Dennis Spiegelman

 33