Form 10-Q
period 2013-05-31
FUTURA PICTURES, INC.
filed 2013-07-12
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 000-54211

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2013.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	May 31, 2013 and February 28, 2013	5
	Condensed Statements of Operations
	For the Three Months Ended May 31, 2013 and 2012	6
	Condensed Statements of Stockholders’ Deficit
	For the Three Months Ended May 31, 2013	7
	Condensed Statements of Cash Flows
	For the Three Months Ended May 31, 2013 and 2012	8
	Notes to Condensed Financial Statements	9-13

Item 2.	Management's Discussion and Analysis or Plan of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17-18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

	May 31, 2013 (Unaudited)	February 28, 2013
ASSETS

Cash	$5,522	$5,972
Accounts receivable	3,183	6,260
Deposits	900	900

TOTAL ASSETS	$9,605	$13,132

LIABILITIES

Accrued expenses	$27,276	$26,679
Unearned revenue	1,300	1,300
Accrued interest – related party	36,289	32,604
Loan payable – related party	180,854	186,354

TOTAL LIABILITIES	245,719	246,937

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	369,004	358,604
Accumulated deficit	(605,278)	(592,569)

TOTAL STOCKHOLDERS’ DEFICIT	(236,114)	(233,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,605	$13,132

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

REVENUE	$21,675	$10,486

COST OF REVENUE	4,003	1,637

GROSS PROFIT	17,672	8,849

OPERATING EXPENSES
Selling, general and administrative	25,203	35,595

TOTAL OPERATING EXPENSES	25,203	35,595

INCOME (LOSS) FROM OPERATIONS	(7,531)	(26,746)

OTHER INCOME (EXPENSE)
Interest expense	(4,378)	(5,166)

TOTAL OTHER INCOME (EXPENSE)	(4,378)	(5,166)

(LOSS) BEFORE INCOME TAXES	(11,909)	(31,912)

Income tax expense	800	800

NET (LOSS)	$(12,709)	$(32,712)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 1, 2013	1,599,750	$160	$358,604	$(592,569)	$(233,805)

Contributed services	-	-	10,400	-	10,400

Net (loss) for the three months ended May 31, 2013	-	-	-	(12,709)	(12,709)

Balance, May 31, 2013	1,599,750	$160	$369,004	$(605,278)	$(236,114)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,709)	$(32,712)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Amortization expense	-	90
Contributed services	10,400	10,400
Changes in operating assets and liabilities:
Accounts receivable	3,077	(421)
Accrued expenses	4,282	(18,712)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,050	(41,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(39,421)
Proceeds from loan payable – related party	-	80,465
Repayment of loan payable – related party	(5,500)	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,500)	41,044

NET DECREASE IN CASH	(450)	(311)

CASH AT THE BEGINNING OF THE PERIOD	5,972	2,409

CASH AT THE END OF THE PERIOD	$5,522	$2,098

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION
Interest paid	$691	$1,969
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2013

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 47% (12% and 35%) of total accounts receivable as of May 31, 2013.  Two customers represented approximately 44% (10% and 34%) of total accounts receivable as of February 28, 2013.

One customer in the three months ended May 31, 2013 represented approximately 56% of total revenues for that period.  Three customers in the three months ended May 31, 2012 represented approximately 38% (11%, 11% and 16%) of total revenues for that period.

No other customers represented greater than 10% of total revenues in the three months ended May 31, 2013 and 2012, or total accounts receivable at May 31, 2013 and February 28, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $6,952 is recorded as of both May 31, 2013 and February 28, 2013. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at May 31, 2013.

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

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $236,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as Unearned Revenue on the accompanying Balance Sheet as of May 31, 2013 as there have not been any sales of the DVD reported to the Company.

NOTE 4                  RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2013. The note bears interest at 8% and is due upon demand, no later than June 30, 2014. The outstanding balance was $180,854 as of May 31, 2013.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the three months ended May 31, 2013 and 2012, the Company’s President devoted time to the development process of the Company. Compensation expense totaling $10,400 has been recorded in each period. The President has waived reimbursement of $10,400 during each of the three months ended May 31, 2013 and 2012, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at May 31, 2013:

Net operating loss carry-forward	$48,638
Less valuation allowance	(48,638)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2013	$48,982
Addition for the three months ended May 31, 2013	(344)
Balance, May 31, 2013	$48,638

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

Net Operating Loss

The Company has approximately $211,000 net operating loss tax carry-forwards, which expire in various years through 2032.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for state purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at May 31, 2013.

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

Revenues

Our revenues for the three months ended May 31, 2013 were $21,675. These revenues were mainly derived from the sale of videos to one customer totaling $12,226, and $5,657 in royalty payments received from international and domestic sub- distributors. Of the $21,675 of revenues a total of $9,682 was the result of the sale of third party videos. The major reason for the increase in revenues of $11,189 from the three months ended May 31, 2012 to the three months ended May 31, 2013 was the above mentioned sale of $12,226 to one customer.

The cost of revenues during the three months ended May 31, 2013 was $4,003.  The cost of revenues during the three months ended May 31, 2012 was $1,637. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $10,400, of which $10,400 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, and professional services.  During the three months ended May 31, 2013, we incurred a total of $25,203 selling, general and administrative expenses, compared to a total of $35,595 during the three months ended May 31, 2012. This represents a decrease of $10,392.

Interest Expense

We incurred $4,378 and $5,166 in interest expense during the three months ended May 31, 2013 and 2012, respectively. This is related to the interest charges we incur on our loan from Buddy Young in the amount of $3,687 and $3,197, respectively, along with interest charges of $691 and $1,969, respectively, on the line of credit and credit card debts associated with the asset and liability acquisition from Progressive Training.

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

We anticipate that during the next 12 months our efforts will consist of: (a) raising funds through a private placement sale of equity, to be used for the purpose of adding to our library of programs, (b) continue to improve the functionality and visibility of our website advancedknowledge.com, (c) increase revenue by hiring additional commissioned sales personnel and (d) concentrate on the marketing and distribution of the two recently produced training programs mentioned above.

We expect that cash resulting from the further sales and licensing of our existing programs, and the sales of the two workforce training videos that were released during fiscal 2013, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through February 2014.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. We have one part-time administrative employee.  Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $5,522 on May 31, 2013. Other than funds received from the sales of our library of videos, and sales of videos produced by others, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000 at 8% interest through December 31, 2013.  As of May 31, 2013 the balance owing on this agreement is $180,854. Payment of principal and interest is due on this loan on June 30, 2014.

We believe that revenue derived from the sale of the above mentioned programs, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Rule 13a-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of May 31, 2013 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

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

FUTURA PICTURES, INC. (Registrant)

Dated: July 12, 2013	/s/ Buddy Young

Buddy Young, President and Chief Executive Officer