Form 10-Q
period 2013-08-31
FUTURA PICTURES, INC.
filed 2013-10-08
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

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

As of October 7, 2013 the issuer had 1,599,750 shares of common stock outstanding.

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

FUTURA PICTURES, INC.

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

	August 31, 2013 (Unaudited)	February 28, 2013
ASSETS

Cash	$6,236	$5,972
Accounts receivable, net	3,531	6,260
Deposits	900	900

TOTAL ASSETS	$10,667	$13,132

LIABILITIES

Accrued expenses	$21,468	$26,679
Unearned revenue	1,300	1,300
Accrued interest – related party	40,034	32,604
Loan payable – related party	187,604	186,354

TOTAL LIABILITIES	250,406	246,937

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	390,204	358,604
Accumulated deficit	(630,103)	(592,569)

TOTAL STOCKHOLDERS’ DEFICIT	(239,739)	(233,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,667	$13,132

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

(UNAUDITED)

	For the Three Months Ended August 31, 2013	For the Three Months Ended August 31, 2012	For the Six Months Ended August 31, 2013	For the Six Months Ended August 31, 2012

REVENUE	$16,889	$19,078	$38,564	$29,564

COST OF REVENUE	1,062	305	5,065	1,942

GROSS PROFIT	15,827	18,773	33,499	27,622

OPERATING EXPENSES
Selling, general and administrative	36,344	31,587	61,547	67,182

TOTAL OPERATING EXPENSES	36,344	31,587	61,547	67,182

LOSS FROM OPERATIONS	(20,517)	(12,814)	(28,048)	(39,560)

OTHER (EXPENSE)
Interest expense	(4,308)	(4,317)	(8,686)	(9,483)

TOTAL OTHER (EXPENSE)	(4,308)	(4,317)	(8,686)	(9,483)

LOSS BEFORE INCOME TAXES	(24,825)	(17,131)	(36,734)	(49,043)

Income tax expense	-	-	800	800

NET LOSS	$(24,825)	$(17,131)	$(37,534)	$(49,843)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

  The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2013

(UNAUDITED)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, March 1, 2013	1,599,750	$160	$358,604	$(592,569)	$(233,805)

Contributed services	-	-	31,600	-	31,600

Net (loss) for the six months ended August 31, 2013	-	-	-	(37,534)	(37,534)

Balance, August 31, 2013	1,599,750	$160	$390,204	$(630,103)	$(239,739)

  The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,534)	$(49,843)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	-	180
Contributed services	31,600	20,800
Changes in operating assets and liabilities:
Accounts receivable	2,729	(4,581)
Accrued expenses	2,219	(15,928)

NET CASH (USED) BY OPERATING ACTIVITIES	(986)	(49,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(39,421)
Proceeds from loan payable – related party	9,250	89,465
Repayment of loan payable – related party	(8,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,250	50,044

NET INCREASE IN CASH	264	672

CASH AT THE BEGINNING OF THE PERIOD	5,972	2,409

CASH AT THE END OF THE PERIOD	$6,236	$3,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,255	$2,542
Taxes paid	$800	$800

  The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management changed the Company’s business plan to that of producing and distributing self-improvement/educational DVDs and workforce training programs.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Three customers represented approximately 46% (11%, 13% and 22%) of total accounts receivable as of August 31, 2013.  Two customers represented approximately 44% (10% and 34%) of total accounts receivable as of February 28, 2013.

One customer in the six months ended August 31, 2013 represented approximately 43% of total revenues for that period.  Three customers in the six months ended August 31, 2012 represented approximately 35% (10%, 11% and 14%) of total revenues for that period.

No other customers represented greater than 10% of total revenues in the six months ended August 31, 2013 and 2012, or total accounts receivable at August 31, 2013 and February 28, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $6,952 is recorded as of both August 31, 2013 and February 28, 2013. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at August 31, 2013.

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

NOTE2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $240,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as Unearned Revenue on the accompanying Balance Sheet as of August 31, 2013 as there have not been any sales of the DVD reported to the Company.

NOTE 4                  RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2013. The note bears interest at 8% and is due upon demand, no later than June 30, 2014. The outstanding balance was $187,604 as of August 31, 2013.

NOTE 5                  STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2013 and 2012, the Company’s President devoted time to the development process of the Company. Compensation expense totaling $31,600 and $20,800 has been recorded in the six months ended August 31, 2013 and 2012, respectively. The President has waived reimbursement of $31,600 and $20,800 during the six months ended August 31, 2013 and 2012, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                  INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at August 31, 2013:

Net valuation allowance	$48,608
Less valuation allowance	(48,608)
Net deferred tax assets	$0

Summary of valuation allowance:

Balance, March 1, 2013	$48,982
Reduction for the six months ended August 31, 2013	(374)
Balance, August 31, 2013	$48,608

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

Examination

The Company’s tax returns are open to examination for the year ended 2010 and forward. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at August 31, 2013.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Due to limited cash resources we did not produce any additional videos in the fourth quarter of fiscal 2013. During the first quarter of fiscal 2014, we produced and commenced distribution of a four minute inspirational meeting opener entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. We anticipate producing one or two additional inspirational meeting openers during fiscal 2014.

Three-Month Period Ended August 31, 2013 Compared to Three-Month Period Ended August 31, 2012

Revenues

Our revenues for the three months ended August 31, 2013 were $16,889. Revenues during the three months ended August 31, 2012 were $19,078. This decrease of $2,189 in revenue is attributed to less revenue derived from the sales of the training video, “Chilean Mine Rescue”, which had its initial release in the quarter ended August 31, 2012. Of the $16,889 of revenues a total of $4,451 was the result of the sale of third party videos.

The cost of revenues during the three months ended August 31, 2013, was $1,062. The cost of revenues during the three months ended August 31, 2012, was $305. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The increase noted is due to more third party video sales during the current period as compared to the prior period.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being compensation to the Company’s President, Buddy Young, and professional services. Mr. Young has waived reimbursement and his compensation expense has been applied to additional paid-in capital.

During the three months ended August 31, 2013, we incurred a total of $36,344 selling, general and administrative expenses, compared to a total of $31,587 during the three months ended August 31, 2012. This represents an increase of $4,757. This increase is mainly the result of an increase in professional fees.

Interest Expense

We incurred $4,308 and $4,317 in interest expense during the three months ended August 31, 2013 and 2012, respectively. Of this amount, $3,744 and $3,743 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop or acquire new educational/self- improvement and training DVDs.

Six-Month Period Ended August 31, 2013 Compared to Six-Month Period Ended August 31, 2012

Revenues

Our revenues for the six months ended August 31, 2013 were $38,564. Revenues during the six months ended August 31, 2012, were $29,564. Of the $38,564 of revenues a total of $14,134 was the result of the sale of third party videos. The major reason for the increase in revenues is due to one unusually large sale in the amount of $12,226 during the immediately prior quarter ended May 31, 2013.

During the six month period ended August 31, 2013, our revenues were mainly derived from the sale of videos to one customer totaling $16,400, and $12,710 in royalty payments received from international and domestic sub-distributors.

The cost of revenues during the six months ended August 31, 2013, was $5,065. The cost of revenues during the six months ended August 31, 2012, was $1,942. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The increase noted is due to more third party video sales during the current period as compared to the prior period.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being compensation to the Company’s President, Buddy Young, and professional services. Mr. Young has waived reimbursement and his compensation expense has been applied to additional paid-in capital.

During the six months ended August 31, 2013, we incurred a total of $61,547 selling, general and administrative expenses, compared to a total of $67,182 during the six months ended August 31, 2012. This represents a decrease of $5,635. This decrease is mainly due to a reduction of approximately $4,000 in selling and marketing costs.

Interest Expense

We incurred $8,686 and $9,483 in interest expense during the six months ended August 31, 2013 and 2012, respectively. Of this amount, $7,431 and $6,940 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card and our line of credit.

Plan of Operation

During the past twelve months we continued to concentrate our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network, and to market our most recent productions “The Power of Teamwork, and ” “Chilean Mine Rescue: The Unstoppable Team.” Produced during fiscal 2013 “The Power of Teamwork” is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. “Chilean Mine Rescue: The Unstoppable Team,” also produced during fiscal 2013, focuses on the resourceful teamwork during the successful Chilean mine rescue.

Additionally, we are also continuing to license our library of training videos to sub-distributors who utilize new digital distribution platforms such as Learning Management Systems To date, we have licensed our library to EBSCO Publishing and Mastery Technologies. Although we anticipate receiving future royalty revenue from these license agreements, we cannot predict their revenue potential.

We anticipate that during the next 12 months our efforts will consist of: (a) raising funds through a private placement sale of equity, to be used for the purpose of adding to our library of programs, (b) continue to improve the functionality and visibility of our website advancedknowledge.com, (c) as financial resources permit increase revenue by hiring additional commissioned sales personnel, (d) concentrate on the further licensing of our library and (e) develop and produce new product.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Joseph Adelman, and Mel Powell, our Director of acquisitions, work on a part-time basis. We also have one commissioned sales person. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $6,236 on August 31, 2013. Other than funds received from the sale of videos produced by us, videos acquired from Progressive Training in December 2011, and the sale of training programs produced by third parties, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000 at 8% interest through December 31, 2013. As of August 31, 2013 the balance owing on this agreement is $187,604. Payment of principal and interest is due on this loan on June 30, 2014.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS    None.

ITEM 1A        RISK FACTORS

This Item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulation.

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

FUTURA PICTURES, INC.
(Registrant)

Dated: October 8, 2013	/s/ Buddy Young
Buddy Young, President and Chief
Executive Officer