Form 10-Q
period 2013-11-30
FUTURA PICTURES, INC.
filed 2014-01-13
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

As of January 10, 2014 the issuer has 1,599,750 shares of Common stock outstanding

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2013 and FEBRUARY 28, 2013

	November 30, 2013 (Unaudited)	February 28, 2013 (Audited)
ASSETS

Cash	$662	$5,972
Accounts receivable, net	6,205	6,260
Prepaid expenses	370	-
Deposits	900	900

TOTAL ASSETS	$8,137	$13,132

LIABILITIES

Accrued expenses	$24,442	$26,679
Unearned revenue	1,300	1,300
Accrued interest – related party	43,776	32,604
Loan payable – related party	187,604	186,354

TOTAL LIABILITIES	257,122	246,937

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	406,004	358,604
Accumulated deficit	(655,149)	(592,569)

TOTAL STOCKHOLDERS’ DEFICIT	(248,985)	(233,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,137	$13,132

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Nine Months Ended November 30, 2013	For the Nine Months Ended November 30, 2012

REVENUE	$9,723	$21,109	$48,287	$50,673

COST OF REVENUE	1,711	1,781	6,776	3,723

GROSS PROFIT	8,012	19,328	41,511	46,950

OPERATING EXPENSES
Selling, general and administrative	28,916	29,892	90,463	97,074

TOTAL OPERATING EXPENSES	28,916	29,892	90,463	97,074

LOSS FROM OPERATIONS	(20,904)	(10,564)	(48,952)	(50,124)

OTHER EXPENSE
Interest expense	4,143	4,457	12,828	13,940

TOTAL OTHER EXPENSE	4,143	4,457	12,828	13,940

LOSS BEFORE INCOME TAXES	(25,047)	(15,021)	(61,780)	(64,064)

Income tax expense	-	-	800	800

NET LOSS	$(25,047)	$(15,021)	$(62,580)	$(64,864)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013

(UNAUDITED)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, March 1, 2013	1,599,750	$160	$358,604	$(592,569)	$(233,805)

Contributed services	-	-	47,400	-	47,400

Net loss for the nine months ended November 30, 2013	-	-	-	(62,580)	(62,580)

Balance, November 30, 2013	1,599,750	$160	$406,004	$(655,149)	$(248,985)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,580)	$(64,864)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	-	270
Contributed services	47,400	31,200
Changes in operating assets and liabilities:
Accounts receivable	55	(8,724)
Prepaid expenses	(370)
Accrued expenses	8,935	(6,827)

NET CASH USED BY OPERATING ACTIVITIES	(6,560)	(48,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(39,421)
Proceeds from loan payable – related party	9,250	90,365
Repayment of loan payable – related party	(8,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,250	50,944

NET INCREASE (DECREASE) IN CASH	(5,310)	1,999

CASH AT THE BEGINNING OF THE PERIOD	5,972	2,409

CASH AT THE END OF THE PERIOD	$662	$4,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,656	$3,223
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Use of Estimates

Interim financial reporting standards requires management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Additionally, interim results may not be indicative of our results for future interim periods or our annual results.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Three customers represented approximately 51% (10%, 11% and 30%) of total accounts receivable as of November 30, 2013.  Two customers represented approximately 44% (10% and 34%) of total accounts receivable as of February 28, 2013.

During the nine months ended November 30, 2013, one customer represented approximately 34% of total revenues for that period.  During the nine months ended November 30, 2012, two customers represented approximately 25% (11% and 14%) of total revenues for that period.

No other customers represented greater than 10% of total revenues in the nine months ended November 30, 2013 and 2012, or total accounts receivable at November 30, 2013 and February 28, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $6,952 is recorded as of both November 30, 2013 and February 28, 2013. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at November 30, 2013.

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

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $250,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as Unearned Revenue on the accompanying Balance Sheet as of November 30, 2013 as there have not been any sales of the DVD reported to the Company.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2014. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. The outstanding balance was $187,604 as of November 30, 2013.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2013 and 2012, the Company’s President devoted time to the development process of the Company. Compensation expense totaling $47,400 and $31,200 has been recorded for the nine months ended November 30, 2013 and 2012, respectively. The President has waived reimbursement of the entire amount during each of the nine months ended November 30, 2013 and 2012, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at November 30, 2013:

Net operating loss carry-forward	$49,984
Less valuation allowance	(49,984)
Net deferred tax assets	$-

Summary of valuation allowance:

Balance, March 1, 2013	$48,982
Addition for the nine months ended November 30, 2013	1,002
Balance, November 30, 2013	$49,984

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

Net Operating Loss

The Company has approximately $217,000 in net operating loss tax carry-forwards, which expire in various years through 2032.

Examination

The Company’s tax returns are open to examination for the year ended 2010 and forward. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at November 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to understanding our financial statements. These are important accounting policies that require management's most difficult, subjective judgment.

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

Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012

REVENUES

Our revenues for the three months ended November 30, 2013 were $9,723. Revenues for the three months ended November 30, 2012 were $21,109. The decrease in total revenues were the result of decreased sales from the distribution of two new training programs, which were released into market during the second and third quarters of fiscal 2013. Revenues were further offset by the decrease in royalties received from international sales of our videos. Due to our very limited financial resources we are unable to hire sales personnel at this time. Our revenues are mainly dependent on sub distributors selling our programs.

During the three month period ended November 30, 2013, our revenues were mainly derived from the sale of videos to five customers totaling $6,935 which covered 71% (11%, 13%, 14%, 16% and 17%) of the Company’s total revenues for that period.

The cost of revenues during the three months ended November 30, 2013, were $1,711. The cost of revenues during the three months ended November 30, 2012, were $1,781. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers.

SELLING, GENERAL AND ADMINISTRATIVE

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components of the selling, general and administrative expenses consist of compensation to the Company’s President, Buddy Young, and for professional services rendered to the Company. Mr. Young has waived reimbursement and his compensation expense has been applied to additional paid-in capital. During the three months ended November 30, 2013, the Company recognized $15,800 of contributed services by Buddy Young, and $7,185 of professional fees incurred for the Company’s audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2012, we incurred a total of $10,400 of contributed services by Mr. Young, and $9,891 of professional fees incurred for our audited financial statements and related filings.

When comparing the three months ended November 30, 2013 to November 30, 2012, selling, general and administrative expenses were consistent for each period as these expenses amounted to $28,916 and $29,892, respectively.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new employee training and self-improvement DVDs and programs.

INTEREST EXPENSE

We incurred $4,143 and $4,457 in interest expense during the three months ended November 30, 2013 and 2012, respectively. Of this amount, $3,742 and $3,777 related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

Nine-Month Period Ended November 30, 2013 Compared to Nine-Month Period Ended November 30, 2012

REVENUES

Our revenues for the nine months ended November 30, 2013 were $48,287. Revenues during the nine months ended November 30, 2012 were $50,673. The decrease in total revenues were the result of decreased sales from the distribution of two new training programs, which were released into market during the second and third quarters of fiscal 2013. Revenues were further offset by the decrease in royalties received from international sales of our videos. Due to our very limited financial resources we are unable to hire sales personnel at this time. Our revenues are mainly dependent on sub distributors selling our programs.

During the nine month period ended November 30, 2013, our revenues were mainly derived from the sale of videos to one customer totaling $16,400, or 34% of total revenues, and $18,212 in royalty payments received from international and domestic sub-distributors.

The cost of revenues during the nine months ended November 30, 2013, was $6,776. The cost of revenues during the nine months ended November 30, 2012, were $3,723. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The increase noted is due to more third party video sales during the current period as compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components of the selling, general and administrative expenses consist of compensation to the Company’s President, Buddy Young, and for professional services rendered to the Company. Mr. Young has waived reimbursement and his compensation expense has been applied to additional paid-in capital. During the nine months ended November 30, 2013, the Company recognized $47,400 of contributed services by Buddy Young, and $20,516 of professional fees incurred for the Company’s audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2012, we incurred a total of $31,200 of contributed services by Mr. Young, and $30,261 of professional fees incurred for our audited financial statements and related filings.

During the nine months ended November 30, 2013, we incurred a total of $90,463 selling, general and administrative expenses, compared to a total of $97,074 during the nine months ended November 30, 2012. This represents a decrease of $6,611. This decrease is mainly due to a reduction of approximately $8,000 in selling and marketing costs related to the marketing of two new training programs which were released into the market during the second and third quarters of fiscal 2013.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new employee training and self-improvement DVDs and programs.

INTEREST EXPENSE

We incurred $12,829 and $13,940 in interest expense during the nine months ended November 30, 2013 and 2012, respectively. Of this amount, $11,172 and $10,717 related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

PLAN OF OPERATION

During the past twelve months we continued to concentrate our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network, and to market our most recent productions “The Power of Teamwork” and “Chilean Mine Rescue: The Unstoppable Team”. Produced during fiscal 2013 “The Power of Teamwork” is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. “Chilean Mine Rescue: The Unstoppable Team,” also produced during fiscal 2013, focuses on the resourceful teamwork during the successful Chilean mine rescue.

Additionally, we are also continuing to license our library of training videos to sub-distributors who utilize new digital distribution platforms such as Learning Management Systems To date, we have licensed our library to EBSCO Publishing and Mastery Technologies. Although we anticipate receiving future royalty revenue from these license agreements, we cannot predict their revenue potential.

During the past year the training of employees by many organizations has dramatically changed from the traditional method of group training using DVDs in a classroom setting, to individual training using computer based training courses. One major reason for the shift away from classroom training is the saving of money by not having the expense of bringing out of town employees to a central location. Additionally, employees can be trained while at home, thus not interfering with the workday.

While we will continue to market our existing DVD library, as a result of the above referenced trend we plan to convert and adapt many of our programs to computer based learning courses. Additionally, our efforts will continue to consist of: (a) raising funds through a private placement sale of equity, to be used for the purpose of adding to our library of programs, (b) continue to improve the functionality and visibility of our website advancedknowledge.com, (c) as financial resources permit increase revenue by hiring additional commissioned sales personnel, (d) concentrate on the further licensing of our library and (e) develop and produce new product.

We expect that cash resulting from the further sales and licensing of our existing programs, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through December 2014.

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

EMPLOYEES

As stated earlier, due to our very limited financial resources we are unable to maintain and hire our sales personnel. The Company’s President, Buddy Young, along with Mel Powell, our Director of acquisitions, work on a part-time basis. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time sales personnel, as well as professional and administrative employees.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $662 on November 30, 2013. Other than funds received from the sale of videos produced by us, videos acquired from Progressive Training in December 2011, and the sale of training programs produced by third parties, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000 at 8% interest through December 31, 2014. As of November 30, 2013 the balance owing on this agreement is $187,604. Payment of principal and interest is due on this loan on June 30, 2015.

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

 Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURA PICTURES, INC.
(Registrant)

Dated: January 13, 2014	/s/ Buddy Young
Buddy Young, President and Chief Executive Officer