Form 10-K
period 2014-02-28
FUTURA PICTURES, INC.
filed 2014-05-29
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54211

FUTURA PICTURES, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (IRS Employer Identification No.)

17337 Ventura Boulevard, Suite 312, Encino, California (Address of principal executive offices)	91316 (Zip Code)

(818) 784-0040

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

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of February 28, 2014, based upon the last sale price reported for such date on the OTC Bulletin Board was $146,700

At May 29, 2014, the registrant had 1,599,750 shares of Common Stock, $.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2014 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

(a) Corporate Background and History

We were incorporated in the State of Delaware on December 10, 2003.  From the date of incorporation through December 2007 the sole component of our business plan called for the producing and co-financing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets.

As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management changed the Company’s business plan to that of producing and distributing self- improvement/educational DVDs and workforce training programs. The major reason for this decision was that the funds needed to produce or acquire self- improvement/educational DVDs and workforce training programs are substantially less than required for the production of motion pictures. During the next 12 months we will be seeking to produce, or acquire more “self-improvement/educational” DVDs, and to expand our library of training programs.

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. During the first quarter of fiscal 2014, we produced and commenced distribution of 2 four minute inspirational meeting openers entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan., and Diana Nyad: The Power of Persistence. which demonstrates the incredible persistence in achieving her goal of swimming from Cuba to Florida.

We anticipate producing one or two additional inspirational meeting openers during fiscal 2015.

(b) Description of Business

As stated earlier, our initial business plan called for the co-financing or producing of motion pictures whose production budgets are estimated to range between $500,000 and $1,500,000, produced solely for distribution to the domestic and international home video markets. As a result of not being able to raise the necessary funds to either co-finance or produce any motion pictures, management altered the Company’s business plan to that of producing and distributing self- improvement/educational DVDs and workforce training programs. During the next 12 months we will be seeking to produce, or acquire more “self-improvement/educational” DVDs, and to expand our library of workforce training programs.

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

According to the Annual Industry Report published by Nielsen Business Media in its November/December 2013 issue of its industry publication, TRAINING MAGAZINE:

●

Approximately $55.4 billion was spent for training in 2013 by U.S. organizations with 100 or more employees. This compares to approximately $55.8 billion total industry spending in 2012.  These figures were calculated by projecting the average training budget to a weighted universe of companies, using the Dun & Bradstreet counts of U.S. organizations with more than 100 employees. Training payroll increased substantially, from $36.4 billion to $39.9 billion, but spending on outside products and services decreased significantly from $7.4 billion in 2012 to 5.7 billion in 2013. As we are a provider of outside products in the form of training videos, this significant decrease in spending has a negative effect on our revenues.

Average training expenditures for large companies, (10,000 or more employees), increased from $11.3 million in 2012 to $17.6 million in 2013. Midsize companies, (1,000-9,999 employees), expenditures decreased (from $2.0 million to $1.2 million, while expenditures for small organizations, (100-999 employees), increased slightly from $294,532 to $301,082. Some 34 percent of organizations said they increased staff from the year before (up from 29 percent in 2012), while 48 percent said the level remained the same (down from 51 percent in 2012). Some 18 percent said it was lower, vs. 20 percent in 2012.

●

$5.7 billion of that $55.4 billion was spent on outside providers of products and services in 2013. This continues a significant downward trend from $9.1 billion in 2011, and 7.4 billion in 2012. The 3.4 billion reduction over a 2 year period is consistent with the overall reduction of corporate spending for training. These products and services include "off-the-shelf" materials (our videos and work books are included in this category). Management feels that the decline in expenditures for outside products and services is a result of general economic conditions causing corporations to reduce their training expenditures by less use of outside consultants, and increasingly more utilization of in-house developed training materials.

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

Historically, approximately 25% to 30% of our revenue was derived from the sale of training videos produced by other companies. However, during fiscal years ended February 28, 2014 and 2013, due to our lack of cash resources we operated without any sales personnel. As a result, the Company derived minimal revenue from the sale of third party videos during fiscal 2013; during fiscal 2014 the Company had one unusually large sale of third party videos, and as a result the percentage of third party video sales increased back to 21% for the year ended February 28, 2014. If our cash resources permit we hope to employ one or two sales personnel during fiscal 2015, which should result in a higher portion of our revenue being derived from the sale of videos produced by other companies. Most producer/distributors enter into non-exclusive sub-distribution agreements with other industry distributors to market and sell their videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

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

Products and Services

During fiscal 2014 we devoted our limited resources to the distribution of workforce training videos. During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. During fiscal 2014, we produced and commenced distribution of a four minute inspirational meeting opener entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan., we also produced another meeting opener entitled, Diana Nyad: the Power of Persistence. Using Ms. Nyad’s quotes and photos, this four minute meeting opener relates the incredible persistence in achieving her goal of swimming from Cuba to Florida.We anticipate producing one or two additional inspirational meeting openers during fiscal 2015.

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

Sales and Marketing

As stated earlier, the Company's business is conducted under the dba Advanced Knowledge. Accordingly, all of our marketing and sales materials incorporate the Advance Knowledge name and logo. In the past, the sale of management and general workforce training videos involved direct mail solicitation, preview request fulfillment, and telemarketing. As the cost of direct mail has increased dramatically, we now mostly rely on telemarketing and email to contact prospective customers. In addition, we market and distribute our work force training videos via our web site at www.advancedknowledge.com. It has been our experience that most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. We no longer ship preview copies to customers. All our programs, as well as other producer’s programs are available for preview through the internet. This method results in a significant savings.

DIRECT MAIL

As a result of our clients’ preference for receiving product information on-line, along with the cost saving, we have almost completely abandoned the use of direct mail solicitation.

COMPANY WEBSITE

Our experience during the past few years has been that increasingly corporate training managers and others responsible for the purchase of training videos are utilizing the internet to research and make their purchases. As a result, we anticipate spending available funds to upgrade our website’s functionality by improving its overall design, and by broadening the website's database to include more content information on most videos, increase the website's search capabilities, and to generally make the website more user friendly.

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

INTERNAL TRAINING DEPARTMENTS

As reflected in Training Magazine’s annual report, reliance on providers of outside products and services has significantly declined during the past 2 years. This is a result of organizations, in an effort to save money, producing training material in-house, rather than outsourcing their requirements. We anticipate this trend to continue, and have a negative effect on future revenues.

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

“EDUCATIONAL/SELF-IMPROVEMENT” DVD PRODUCTION

The process of producing “Self-improvement” DVDs is comprised of the same stages of production as outlined above for the production of training videos. They are: (a) pre-production, (b) principal photography, and (c) post production.  We anticipate that the budgets for the production of these DVDs will range between $50,000 and $100,000.

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

Customers

We market our DVDs, and will market any future self-improvement/educational DVDs that we may produce, through several distribution channels to individuals seeking to improve their professional skills and personal qualities, educational institutions, i.e. libraries and universities for teaching purposes, and to organizations for employee training. Our current distribution channels are comprised of a network of both domestic and international distributors.

Product

During fiscal 2013 and fiscal 2014, we produced and commenced the distribution of four new workforce training DVDs. These DVDs include “Chilean Mine Rescue: The Unstoppable Team.,” which is based on the resourceful teamwork during the successful Chilean mine rescue. The second DVD produced during this period, entitled, “The Power of Teamwork” teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. The other 2 DVDs are four minute inspirational meeting openers entitled “Fall Seven Times, Stand Up Eight,” and “Diana Nyad: The Power of Persistence.” “Fall Seven Times, Stand Up Eight,” uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan.”Diana Nyad: The Power of Persistence.” demonstrates the incredible persistence in achieving her goal of swimming from Cuba to Florida.

Sales and Distribution

US Sales and Distribution

In addition to our own marketing and sales efforts, our training programs are marketed and sold by a network of over 35 domestic and international sub-distributors. Among the domestic distributors selling our programs are: CRM Learning, Media Partners, Coastal-Dupont Distribution, Business Training Library, Skillsoft, Learn Com, Training ABC, EBSCO Publishing, and Mastery Technologies. Among our international sub-distributors are: Video Arts in England, RG Training in Canada, Peliculas Mel in Mexico, Multi Media in India, Siamar in Brazil, and Learning Resource Solutions in Hong Kong.

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

Item 1A. Risk Factors

Not applicable because the Company is a smaller reporting company.

Item 2.  Description of Property

Through August 2012, we had been leasing a 750 square feet office space from Encino Gardens LLC, an unaffiliated third party, on a month-to-month basis for $900 per month. In September 2012, we terminated that agreement and signed a new six month lease with Encino Gardens for a smaller office space, consisting of a total of approximately 450 square feet, for $600 per month; on February 28, 2013 that lease converted to a month-to-month basis for $650 per month. In January 2014, the Company terminated their prior month-to-month lease and moved to a smaller office space under a verbal month-to-month sub-lease agreement, consisting of a total of approximately 350 square feet, for $400 per month, located at 17337 Ventura Boulevard, Suite 312 Encino, California 91316.

Total rent expense was $6,800 and $9,000 for the year ended February 28, 2014 and February 28, 2013, respectively.

Item 3.  Legal Proceedings

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FTPR” since January 28, 2011.

	High	Low
Year Ended February 28, 2014
1st Quarter	$0.65	$0.41
2nd Quarter	0.80	0.41
3rd Quarter	0.80	0.35
4th Quarter	0.35	0.35

Year Ended February 28, 2013
1st Quarter	$1.20	$1.20
2nd Quarter	1.20	1.01
3rd Quarter	1.01	1.01
4th Quarter	1.01	0.55

Holders

As of February 28, 2014, we have 1,599,750 shares of common stock issued and outstanding held by approximately 57 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan.

Common Stock

The Company’s certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value.  As of February 28, 2014, 1,599,750 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

None.

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

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the television and home video industries; competition from other producers of home video content; and television documentaries, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

Going Concern

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

General

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Due to limited cash resources we did not produce any additional videos in the fourth quarter of fiscal 2013. During the first quarter of fiscal 2014, we produced and commenced distribution of a four minute inspirational meeting opener entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. We anticipate producing one or two additional inspirational meeting openers during fiscal 2014. During the third quarter of fiscal 2014, we produced another meeting opener entitled, Diana Nyad: the Power of Persistence. Using Ms. Nyad’s quotes and photos, this four minute meeting opener relates the incredible persistence in achieving her goal of swimming from Cuba to Florida. We plan to produce another meeting opener during the second quarter of fiscal 2015.

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

Year Ended February 28, 2014 Compared to Year Ended February 28, 2013

Revenues

Our revenues for the year ended February 28, 2014 were $60,327. Revenues for the year ended February 28, 2013 were $62,187. This decrease in revenue resulted from less royalty earned during fiscal 2014.

The cost of revenues during the year ended February 28, 2014, were $7,726. The cost of revenues during the year ended February 28, 2013, were $4,622. The increase in the cost of revenues is due to increased sales of third party videos and therefore more payments made to purchase videos from third party producers for resale. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will generally be approximately within the 7 to 15 percent range.

In prior fiscal years a higher portion of our revenue was generated from the sale of training videos produced by other companies with which we have distribution contracts.  The terms of these distribution contracts vary with regard to the percentage of discount that we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. Due to our limited cash resources during fiscal 2013 and fiscal 2014, we were unable to retain the service of sales personnel to market programs produced by others. As a result, during fiscal 2013, minimal revenue was generated from sales of third party product; however, during fiscal 2014 the Company had one unusually large sale of third party videos, and as a result the percentage of third party video sales increased back to 21% for the year ended February 28, 2014.

Expenses

Selling, general and administrative expenses were $119,392 during the year ended February 28, 2014 as compared to $122,703 during the year ended February 28, 2013. The decrease is due to the development and marketing expense incurred during the production and initial distribution of our two training programs that were completed in fiscal 2013.

Selling and marketing expenses were $15,656 for the year ended February 28, 2014 as compared to $22,095 for the year ended February 28, 2013. The decrease is due to the development and marketing expense incurred during the production and initial distribution of our two training programs that were completed in fiscal 2013.

During the year ended February 28, 2014, we incurred a total of $103,736 in general and administrative expenses.  This consisted primarily of $63,200 of contributed services by our CEO, Buddy Young, and $17,499 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2013, we incurred a total of $100,608 general and administrative expenses. This consisted primarily of $41,600 of contributed services by our CEO, Buddy Young, and $31,727 of professional fees incurred for our audited financial statements and related filings.

We incurred $16,809 and $18,306 in interest expense during the years ended February 28, 2014 and February 28, 2013, respectively.  Of these amounts, $14,971 and $14,399 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card.

Plan of Operation

During the past twelve months we continued to concentrate our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network, and to market our most recent productions “The Power of Teamwork” and “Chilean Mine Rescue: The Unstoppable Team”. Produced during fiscal 2013, “The Power of Teamwork” is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. “Chilean Mine Rescue: The Unstoppable Team,” also produced during fiscal 2013, focuses on the resourceful teamwork during the successful Chilean mine rescue. During fiscal 2014, we produced and commenced distribution of 2 four minute inspirational meeting openers entitled “Fall Seven Times, Stand Up Eight,” and Diana Nyad: The Power of Persistence. “Fall Seven Times, Stand Up Eight,” uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. “Diana Nyad: The Power of Persistence,” demonstrates the incredible persistence in achieving her goal of swimming from Cuba to Florida.

Additionally, we are also continuing to license our library of training videos to sub-distributors who utilize new digital distribution platforms such as Learning Management Systems. To date, we have licensed our library to EBSCO Publishing and Mastery Technologies. Although we anticipate receiving future royalty revenue from these license agreements, we cannot predict their revenue potential.

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

We expect that cash resulting from the further sales and licensing of our existing programs, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through fiscal 2015.

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

Employees

As stated earlier, due to our very limited financial resources we are unable to maintain and hire sales personnel. The Company’s President, Buddy Young, along with Mel Powell, our Director of acquisitions, work on a part-time basis. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time sales personnel, as well as professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $6,855 on February 28, 2014. To date other than funds received from the sale of videos, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000, through December 31, 2014.  As of February 28, 2014 the balance owing on this agreement is $192,604. Payment of principal and interest is due on this loan on June 30, 2015.

We expect that cash resulting from the further sales and licensing of our existing programs, along with the funds provided to us by our president and principal shareholder, under a promissory note dated February 16, 2005, as amended, will be sufficient to fund our cash requirements to continue our efforts through fiscal 2015.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

FUTURA PICTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheets of Futura Pictures, Inc. as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended February 28, 2014. Futura Pictures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futura Pictures, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farber Hass Hurley LLP
Camarillo, California
May 29, 2014

FUTURA PICTURES, INC.

BALANCE SHEETS

AS OF FEBRUARY 28,

	2014	2013
ASSETS

Cash	$6,855	$5,972
Accounts receivable, net	4,867	6,260
Deposits	-	900

TOTAL ASSETS	$11,722	$13,132

LIABILITIES

Accrued expenses	$25,616	$26,679
Unearned revenue	1,300	1,300
Accrued interest – related party	47,575	32,604
Loan payable – related party	192,604	186,354

TOTAL LIABILITIES	267,095	246,937

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	421,804	358,604
Accumulated deficit	(677,337)	(592,569)

TOTAL STOCKHOLDERS’ DEFICIT	(255,373)	(233,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,722	$13,132

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28,

	2014	2013

REVENUE	$60,327	$62,187

COST OF REVENUE	7,726	4,622

GROSS PROFIT	52,601	57,565

OPERATING EXPENSES
Selling, general and administrative	119,392	122,703

TOTAL OPERATING EXPENSES	119,392	122,703

LOSS FROM OPERATIONS	(66,791)	(65,138)

OTHER INCOME (EXPENSE)
Other income (expense)	(368)	1,200
Interest expense	(16,809)	(18,306)

TOTAL OTHER EXPENSE	(17,177)	(17,106)

LOSS BEFORE INCOME TAXES	(83,968)	(82,244)

Income tax expense	800	800

NET LOSS	$(84,768)	$(83,044)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED FEBRUARY 28, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2013	1,599,750	$160	$358,604	$(592,569)	$(233,805)

Contributed services	-	-	63,200	-	63,200

Net loss for the year ended February 28, 2014	-	-	-	(84,768)	(84,768)

Balance, February 28, 2014	1,599,750	$160	$421,804	$(677,337)	$(255,373)

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,768)	$(83,044)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	-	270
Contributed services	63,200	41,600
Bad debt expense	-	5,160
Changes in operating assets and liabilities:
Accounts receivable	1,393	(8,937)
Deposits	900	-
Accrued expenses	13,908	(630)
Unearned revenue	-	1,200

NET CASH USED BY OPERATING ACTIVITIES	(5,367)	(44,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(39,421)
Proceeds from loan payable – related party	14,250	90,365
Repayment of loan payable – related party	(8,000)	(3,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,250	47,944

NET INCREASE IN CASH	883	3,563

CASH AT THE BEGINNING OF THE PERIOD	5,972	2,409

CASH AT THE END OF THE PERIOD	$6,855	$5,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,837	$3,907
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

FUTURA PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 28, 2014 and 2013 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Four customers represented approximately 63% (10%, 13%, 16% and 24%) of total gross accounts receivable as of February 28, 2014.  Two customers represented approximately 44% (10% and 34%) of total gross accounts receivable as of February 28, 2013.

Two customers in the year ended February 28, 2014 represented approximately 37% (10% and 27%) of total revenues for that period.  Three customers in the year ended February 28, 2013 represented approximately 33% (10%, 11% and 12%) of total revenues for that period.

No other customers represented greater than 10% of total revenues in the years ended February 28, 2014 or 2013. No other individual customer balance represented more than 10% of the total gross accounts receivable at February 28, 2014 or 2013.

Revenue Recognition

The Company sells videos they produce, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $6,952 is recorded as of both February 28, 2014 and 2013. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the years ended February 28, 2014 and 2013.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2                 SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT

                                PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $255,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives. During the next 12 months the Company will be seeking to produce, or acquire another more “self-improvement/educational” DVDs, and to expand their library of workforce training programs.

NOTE 3                 UNEARNED REVENUE

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying Balance Sheets as of February 28, 2014 and 2013 as there have not been any sales of the DVD reported to the Company.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2014. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. The outstanding balance was $192,604 and $186,354 as of February 28, 2014 and 2013 respectively.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the years ended February 28, 2014 and 2013, the Company’s President devoted time to the operations of the Company. Beginning in fiscal year 2014, the President devoted more time than in the past to cover certain bookkeeping functions of the Company in order to save costs on outside consultants. Compensation expense totaling $63,200 and $41,600 has been recorded for the years ended February 28, 2014 and 2013, respectively. The President has waived reimbursement of the entire amount during each of the years ended February 28, 2014 and 2013, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                  INCOME TAXES

The Company's income tax expense as of February 28, 2014 and 2013 consists of minimum state taxes.

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 28, 2014 and 2013:

Net operating loss carry-forward	$50,631
Less valuation allowance	(50,631)
Net deferred tax assets, February 28, 2014	$-

Net operating loss carry-forward	$48,982
Less valuation allowance	(48,982)
Net deferred tax assets, February 28, 2013	$-

Summary of valuation allowance:

Balance March 1, 2012	$42,221
Additions for the year ended February 28, 2013	6,761
Balance, March 1, 2013	48,982
Addition for the year ended February 28, 2014	1,649
Balance, February 28, 2014	$50,631

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

Net Operating Loss

The Company has approximately $219,000 net operating loss tax carry-forwards, which expire in various years through 2033.

Examination

The Company’s tax returns are open to examination for the year ended 2010 and forward. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at February 28, 2014.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of February 28, 2014 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Position

Buddy Young	78	President, Chief Executive Officer, Chief Financial Officer and Chairman

Mel Powell	49	Secretary and Director

Dennis Spiegelman	65	Director

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

There is no family relationship between any director or executive officer of Futura Pictures.

Item 11.  Executive Compensation

Name	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIP Payouts	All Other Compensation
Buddy Young	2012 2013 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (3)

Mel Powell	2012 2013 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)

Dennis Spiegelman	2012 2013 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(1) (2)

(1)	All officers and directors assumed their positions in January 2004.
(2)	Each received 10,000 shares in January, 2004 in exchange for services to the Company.
(3)

For the years ended February 28, 2014 and February 28, 2013, Mr. Young devoted time to the operations of the Company.  Compensation expense totaling $63,200 has been recorded for fiscal 2014, and $41,600 for fiscal 2013.  Of these amounts, Mr. Young was paid $-0- during both years ended February 28, 2014 and February 28, 2013.  Mr. Young has waived reimbursement of $63,200 in fiscal 2014, and $41,600 in fiscal 2013.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group.  The table shows the number and percentage of shares held by each person as of February 28, 2014. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 312, Encino, California 91316.

Name and Address	Number of Shares Owned		Percentage of Class Owned

Young Family Trust	1,190,000	(1)	74.39%

Buddy Young and Rebecca Young	1,190,000	(1)	74.39%

Mel Powell	10,000		0.63%

Dennis Spiegelman	10,000		0.63%

All officers and directors as a group (5 persons)	1,210,000		75.65%

______________________

(1)

All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares.  Buddy Young is a director and executive officer of Futura Pictures

Item 13.  Certain Relationships and Related Transactions

We have an agreement with our President and majority shareholder to borrow up to $225,000 at 8% interest through December 31, 2014. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2015.  Through February 28, 2014, the Company has borrowed a net total of $192,604 under this agreement. On February 16, 2005, the Company paid Mr. Young 190,000 shares of the Company’s common stock with an aggregate value of $19,000 for the loan commitment.

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

Item 14.  Principal Accounting Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Q’s respectively, and for other services normally provided in connection with statutory filings were $13,295 and $13,200, in the years ended February 28, 2014 and February 28, 2013, respectively.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,250 in both fiscal years ended February 28, 2014 and February 28, 2013.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended February 28, 2014 and February 28, 2013.

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

Name	Title	Date

/s/ Buddy Young	President, Chief Executive Officer,	May 29, 2014
Buddy Young	Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ Mel Powell	Director	May 29, 2014
Mel Powell

/s/ Dennis Spiegelman	Director	May 29, 2014
Dennis Spiegelman