Form 10-Q
period 2014-05-31
FUTURA PICTURES, INC.
filed 2014-07-15
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 000-54211

FUTURA PICTURES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2495218 (I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 312

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

The Registrant has 1,599,750 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2014.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	May 31, 2014 and February 28, 2014	5
	Condensed Statements of Operations
	For the Three Months Ended May 31, 2014 and 2013	6
	Condensed Statement of Stockholders’ Deficit
	For the Three Months Ended May 31, 2014	7
	Condensed Statements of Cash Flows
	For the Three Months Ended May 31, 2014 and 2013	8
	Notes to Condensed Financial Statements	9-12

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17-18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS (UNAUDITED)

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	May 31, 2014	February 28, 2014
ASSETS

Cash	$1,397	$6,855
Accounts receivable, net	7,002	4,867

TOTAL ASSETS	$8,399	$11,722

LIABILITIES

Accrued expenses	$26,003	$25,616
Unearned revenue	1,300	1,300
Accrued interest – related party	51,436	47,575
Loan payable – related party	190,754	192,604

TOTAL LIABILITIES	269,493	267,095

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	437,604	421,804
Accumulated deficit	(698,858)	(677,337)

TOTAL STOCKHOLDERS’ DEFICIT	(261,094)	(255,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,399	$11,722

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31,

(UNAUDITED)

	2014	2013

REVENUE	$12,227	$21,675

COST OF REVENUE	554	4,003

GROSS PROFIT	11,673	17,672

OPERATING EXPENSES - Selling, general and administrative	31,132	25,203

LOSS FROM OPERATIONS	(19,459)	(7,531)

OTHER INCOME (EXPENSE)
Other income (expense)	2,857	-
Interest expense	(4,119)	(4,378)

TOTAL OTHER EXPENSE	(1,262)	(4,378)

LOSS BEFORE INCOME TAXES	(20,721)	(11,909)

Income tax expense	800	800

NET LOSS	$(21,521)	$(12,709)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2014	1,599,750	$160	$421,804	$(677,337)	$(255,373)

Contributed services	-	-	15,800	-	15,800

Net loss for the three months ended May 31, 2014	-	-	-	(21,521)	(21,521)

Balance, May 31, 2014	1,599,750	$160	$437,604	$(698,858)	$(261,094)

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31,

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,521)	$(12,709)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Contributed services	15,800	10,400
Bad debt expense	1,928	-
Changes in operating assets and liabilities:
Accounts receivable	(4,063)	3,077
Accrued expenses	4,248	4,282

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(3,608)	5,050

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable – related party	(1,850)	(5,500)

NET CASH USED BY FINANCING ACTIVITIES	(1,850)	(5,500)

NET DECREASE IN CASH	(5,458)	(450)

CASH AT THE BEGINNING OF THE PERIOD	6,855	5,972

CASH AT THE END OF THE PERIOD	$1,397	$5,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$258	$691
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014

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

Unclassified Balance Sheet

The Company has elected to present an unclassified condensed balance sheet.

The accompanying condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions. Additionally, interim results may not be indicative of the Company’s results for future interim periods, or the Company’s annual results.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2014 and 2013 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Five customers represented approximately 68% (10%, 10%, 11%, 18% and 19%) of total gross accounts receivable as of May 31, 2014.  Four customers represented approximately 63% (10%, 13%, 16% and 24%) of total gross accounts receivable as of February 28, 2014.

Three customers in the three months ended May 31, 2014 represented approximately 53% (13%, 13% and 27%) of total revenues for that period.  One customer in the three months ended May 31, 2013 represented approximately 56% of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the three months ended May 31, 2014 or 2013. No other individual customer balance represented more than 10% of the total gross accounts receivable at May 31, 2014 or February 28, 2014.

Revenue Recognition

The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $8,880 and $6,952 is recorded as of May 31, 2014 and 2013, respectively. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the three months ended May 31, 2014 and 2013.

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

NOTE 2                SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND

MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $260,000. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives. During the next 12 months the Company will be seeking to produce, or acquire more “self-improvement/educational” DVDs, and to expand their library of workforce training programs.

NOTE 3                 UNEARNED REVENUE

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying condensed balance sheets as of May 31, 2014 and February 28, 2014 as there have not been any sales of the DVD reported to the Company.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $225,000 to the Company to fund any cash shortfalls through December 31, 2014. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. The outstanding balance was $190,754 and $192,604 as of May 31, 2014 and February 28, 2014 respectively.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the three months ended May 31, 2014 and 2013, the Company’s President devoted time to the operations of the Company. Beginning in fiscal year 2014, the President devoted more time than in the past to cover certain bookkeeping functions of the Company in order to save costs on outside consultants. Compensation expense totaling $15,800 and $10,400 has been recorded for the three months ended May 31, 2014 and 2013, respectively. The President has waived reimbursement of the entire amount during each of the three months ended May 31, 2014 and 2013, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at May 31, 2014:

Net operating loss carry-forward	$51,096
Less valuation allowance	(51,096)
Net deferred tax assets, May 31, 2014	$-

Summary of valuation allowance:

Balance March 1, 2014	$50,631
Additions for the three months May 31, 2014	465
Balance, May 31, 2014	$51,096

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

Net Operating Loss

The Company has approximately $275,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at May 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our condensed financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our condensed financial statements. These are important accounting policies that require management's most difficult, subjective judgment.

Revenue Recognition. The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Value of Stock Issued for Services. The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. Management values the shares issued in such transactions at either the then market value of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable.

Revenues

Our revenues for the three months ended May 31, 2014 were $12,227. These revenues consisted of $4,663 in DVD sales and $7,564 in royalty payments received from international and domestic sub- distributors. During the current quarter ended 5/31/14, third-party DVD sales accounted for 17% of total gross revenue. Revenues for the three months ended May 31, 2013 were $21,675. These revenues consisted of $16,018 in DVD sales and $5,657 in royalty payments received from international and domestic sub- distributors. Third-party DVD sales accounted for 39% of total gross revenue for the quarter ended 5/31/13. Also, the DVD sales during the quarter ended 5/31/13 were mainly derived from one unusually large sale of videos to one customer totaling $12,226.

The main reason for the decrease in sales during the quarter ended May 31, 2014, is the $12,226 sale to one customer that took place during the quarter ended May 31, 2013.

The cost of revenues during the three months ended May 31, 2014 was $554.  The cost of revenues during the three months ended May 31, 2013 was $4,003. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers.  The decrease in the cost of revenue is due to the decrease in third-party video sales.

Expenses

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses.  The main components being compensation to the Company’s President, Buddy Young, in the amount of $15,800, of which $15,800 Mr. Young has waived reimbursement and the amount has been applied to additional paid-in capital, and professional services.  During the three months ended May 31, 2014, we incurred a total of $31,132 selling, general and administrative expenses, compared to a total of $25,203 during the three months ended May 31, 2013. The increase of $5,929 is largely attributed to the additional bookkeeping services that Buddy Young, President, now provides to the Company.

Interest Expense

We incurred $4,119 and $4,378 in interest expense during the three months ended May 31, 2014 and 2013, respectively. This is related to the interest charges we incur on our loan from Buddy Young in the amount of $3,861 and $3,687, respectively, along with interest charges of $258 and $691, respectively, on the Company’s credit card debt.

Plan of Operation

During the past twelve months we continued to concentrate our efforts on maximizing the revenue potential of the training programs we acquired in January 2011, by expanding our domestic and international distributor network, and to market our most recent productions “The Power of Teamwork” and “Chilean Mine Rescue: The Unstoppable Team”. Produced during fiscal 2013, “The Power of Teamwork” is based on the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. “Chilean Mine Rescue: The Unstoppable Team,” also produced during fiscal 2013, focuses on the resourceful teamwork during the successful Chilean mine rescue. During fiscal 2014, we produced and commenced distribution of 2 four minute inspirational meeting openers entitled “Fall Seven Times, Stand Up Eight,” and “Diana Nyad: The Power of Persistence”. “Fall Seven Times, Stand Up Eight,” uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. “Diana Nyad: The Power of Persistence,” demonstrates the incredible persistence in achieving her goal of swimming from Cuba to Florida.

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

Liquidity and Capital Resources

We had a cash balance of $1,397 on May 31, 2014. Other than funds received from the sales of videos, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $225,000 at 8% interest through December 31, 2014.  As of May 31, 2014 the balance owing on this agreement is $190,754. Payment of principal and interest is due on this loan on June 30, 2015.

We believe that revenue derived from the sale of the above mentioned programs, and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through February 28, 2015.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of May 31, 2014 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURA PICTURES, INC. (Registrant)

Dated: July 15, 2014	/s/ Buddy Young
Buddy Young, President and Chief Executive Officer