Form 10-Q
period 2014-08-31
FUTURA PICTURES, INC.
filed 2014-10-15
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

As of October14, 2014 the issuer had 1,599,750 shares of common stock outstanding.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

 FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	August 31, 2014	February 28, 2014
ASSETS

Cash	$2,935	$6,855
Accounts receivable, net	2,968	4,867

TOTAL ASSETS	$5,903	$11,722

LIABILITIES

Accrued expenses	$27,132	$25,616
Unearned revenue	1,300	1,300
Accrued interest – related party	55,789	47,575
Loan payable – related party	228,254	192,604

TOTAL LIABILITIES	312,475	267,095

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	437,604	421,804
Accumulated deficit	(744,336)	(677,337)

TOTAL STOCKHOLDERS’ DEFICIT	(306,572)	(255,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,903	$11,722

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31,

(UNAUDITED)

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013	For the Six Months Ended August 31, 2014	For the Six Months Ended August 31, 2013

REVENUE	$10,200	$16,889	$22,427	$38,564

COST OF REVENUE	-	1,062	554	5,065

GROSS PROFIT	10,200	15,827	21,873	33,499

OPERATING EXPENSES
Selling, general and administrative	51,026	36,344	82,158	61,547

TOTAL OPERATING EXPENSES	51,026	36,344	82,158	61,547

LOSS FROM OPERATIONS	(40,826)	(20,517)	(60,285)	(28,048)

OTHER (EXPENSE)
Other income	-	-	2,857	-
Interest expense	(4,652)	(4,308)	(8,771)	(8,686)

TOTAL OTHER (EXPENSE)	(4,652)	(4,308)	(5,914)	(8,686)

LOSS BEFORE INCOME TAXES	(45,478)	(24,825)	(66,199)	(36,734)

Income tax expense	-	-	800	800

NET LOSS	$(45,478)	$(24,825)	$(66,999)	$(37,534)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

 The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2014	1,599,750	$160	$421,804	$(677,337)	$(255,373)

Contributed services	-	-	15,800	-	15,800

Net loss for the six months ended August 31, 2014	-	-	-	(66,999)	(66,999)

Balance, August 31, 2014	1,599,750	$160	$437,604	$(744,336)	$(306,572)

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31,

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,999)	$(37,534)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Contributed services	15,800	31,600
Bad debt expense	1,928	-
Changes in operating assets and liabilities:
Accounts receivable	(29)	2,729
Accrued expenses	9,730	2,219

NET CASH USED BY OPERATING ACTIVITIES	(39,570)	(986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	37,500	9,250
Repayment of loan payable – related party	(1,850)	(8,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,650	1,250

NET INCREASE (DECREASE) IN CASH	(3,920)	264

CASH AT THE BEGINNING OF THE PERIOD	6,855	5,972

CASH AT THE END OF THE PERIOD	$2,935	$6,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$557	$1,255
Taxes paid	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Futura Pictures, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for distribution directly to the domestic and international home video markets.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2014 and 2013 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Four customers represented approximately 50% (10%, 13%, 13% and 14%) of total gross accounts receivable as of August 31, 2014.  Four customers represented approximately 63% (10%, 13%, 16% and 24%) of total gross accounts receivable as of February 28, 2014.

Three customers in the six months ended August 31, 2014 represented approximately 40% (11%, 14% and 15%) of total revenues for that period.  One customer in the six months ended August 31, 2013 represented approximately 43% of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the six months ended August 31, 2014 or 2013. No other individual customer balance represented more than 10% of the total gross accounts receivable at August 31, 2014 or February 28, 2014.

Revenue Recognition

The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $8,880 and $6,952 is recorded as of August 31, 2014 and February 28, 2014, respectively. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the six months ended August 31, 2014 and 2013.

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

Recent Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for  annual periods  ending after December 15, 2016 and interim periods thereafter. Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed financial statements or disclosures.

NOTE 2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $307,000. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE 3                 UNEARNED REVENUE

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying condensed balance sheets as of August 31, 2014 and February 28, 2014 as there have not been any sales of the DVD reported to the Company.

NOTE 4                 RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $300,000 to the Company to fund any cash shortfalls through March 31, 2015. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. The outstanding balance was $228,254 and $192,604 as of August 31, 2014 and February 28, 2014 respectively.

Effective June 1, 2014, the Board of Directors agreed to a compensation amount of $12,500 per month for Mr. Young’s services; the compensation will be accrued each month and paid once funds become available. The Company has included these accruals for the current quarter in the Loan Payable – related party balance on the accompanying condensed balance sheet as of August 31, 2014.

NOTE 5                 STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2014 and 2013, the Company’s President devoted time to the operations of the Company. Beginning in fiscal year 2014, the President devoted more time than in the past to cover certain bookkeeping functions of the Company in order to save costs on outside consultants. Compensation expense totaling $15,800 and $31,600 has been recorded for the six months ended August 31, 2014 and 2013, respectively. The President has waived reimbursement of the entire amount during each of the six months ended August 31, 2014 and 2013, respectively, and accordingly the amounts have been recorded as a contribution to capital.

NOTE 6                 INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at August 31, 2014:

Net operating loss carry-forward	$61,378
Less valuation allowance	(61,378)
Net deferred tax assets, August 31, 2014	$-

Summary of valuation allowance:

Balance March 1, 2014	$50,631
Additions for the six months August 31, 2014	10,747
Balance, August 31, 2014	$61,378

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

Net Operating Loss

The Company has approximately $315,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at August 31, 2014.

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Due to limited cash resources we did not produce any additional videos in the fourth quarter of fiscal 2013. During the first quarter of fiscal 2014, we produced and commenced distribution of a four minute inspirational meeting opener entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. During the third quarter of fiscal 2014, we produced another meeting opener entitled, Diana Nyad: the Power of Persistence. Using Ms. Nyad’s quotes and photos, this four minute meeting opener relates the incredible persistence in achieving her goal of swimming from Cuba to Florida. If funds are available we plan to produce another meeting opener during the third quarter of fiscal 2015.

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

Three-Month Period Ended August 31, 2014 Compared to Three-Month Period Ended August 31, 2013

Revenues

Our revenues for the three months ended August 31, 2014 were $10,200; of the total $10,200 in revenues, none was derived from the sale of third party videos. Revenues during the three months ended August 31, 2013 were $16,889; of the total $16,889 in revenues, $4,451 was derived from the sale of third party videos. The decrease of $6,689 in revenue is mainly the result of less third-party video sales during the current quarter.

Our revenues have been negatively affected by the growing change in the way employee training is conducted. During the past 12 months many companies have switched their method of employee training from the utilization of DVDs in a classroom setting with a session facilitator, to training their employees using computer based training courses. A major reason for the shift away from classroom training is the saving of money by not having the expense of bringing out of town employees to a central location. Additionally, employees can be trained while at home, thus not interfering with the workday.

The cost of revenues during the three months ended August 31, 2014, was zero. The cost of revenues during the three months ended August 31, 2013, was $1,062. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The decrease noted is due to no third party video sales during the current period as compared to the prior period.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being compensation to the Company’s President, Buddy Young, and professional services.

During the three months ended August 31, 2014, we incurred a total of $51,026 selling, general and administrative expenses, compared to a total of $36,344 during the three months ended August 31, 2013. This represents an increase of $14,682. This increase is mainly the result of $21,700 in additional compensation accrued for the services of the Company’s President Buddy Young in the current period as compared to the prior period.

Interest Expense

We incurred $4,652 and $4,308 in interest expense during the three months ended August 31, 2014 and 2013, respectively. Of this amount, $4,353 and $3,744 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop or acquire new educational/self- improvement and training videos.

Six-Month Period Ended August 31, 2014 Compared to Six-Month Period Ended August 31, 2013

Revenues

Our revenues for the six months ended August 31, 2014 were $22,427; of the $22,427 of revenues a total of $2,413 was the result of the sale of third party videos. Revenues during the six months ended August 31, 2013, were $38,564; of the total $38,564 in revenues, a total of $14,134 was the result of third party video sales. The major reason for the decrease in revenues is due to the aging of our library, as well as the fact that there were less third party video sales in the current period as compared to the prior period.

Additionally, as stated above, our revenues have been negatively affected by the growing change in the way employee training is conducted. During the past 12 months many companies have switched their method of employee training from the utilization of DVDs in a classroom setting with a session facilitator, to training their employees using computer based training courses.

During the six month period ended August 31, 2014, our revenues were mainly derived from the sale of videos totaling $8,275, and $14,151 in royalty payments received from international and domestic sub-distributors.

The cost of revenues during the six months ended August 31, 2014, was $554. The cost of revenues during the six months ended August 31, 2013, was $5,065. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The decrease noted is due to less third party video sales during the current period as compared to the prior period.

General and Administrative

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components being compensation to the Company’s President, Buddy Young, and professional services.

During the six months ended August 31, 2014, we incurred a total of $82,158 selling, general and administrative expenses, compared to a total of $61,547 during the six months ended August 31, 2013. This represents an increase of $20,611. This increase is mainly the result of an additional $21,700 in compensation accrued for the the services of the Company’s President during the six months ended August 31, 2014.

Interest Expense

We incurred $8,771 and $8,686 in interest expense during the six months ended August 31, 2014 and 2013, respectively. Of this amount, $8,214 and $7,431 is related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card and our line of credit.

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

As mentioned above the training of employees by many organizations has dramatically changed from the traditional method of group training using DVDs in a classroom setting, to individual training using computer based training courses.

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

Employees

Due to our very limited financial resources, the Company’s President, Buddy Young, along with Mel Powell, our Director of acquisitions, work on a part-time basis. Additionally, we regularly utilize the services of independent firms to handle our accounting and certain administrative matters. If and when our capital resource permits, we will hire full-time professional and administrative employees.

Liquidity and Capital Resources

We had a cash balance of $2,935 on August 31, 2014. Other than funds received from the sale of videos, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $300,000 at 8% interest through March 31, 2015. As of August 31, 2014 the balance owing on this agreement is $228,254. Payment of principal and interest is due on this loan on June 30, 2015.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of August 31, 2014 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURA PICTURES, INC.
(Registrant)

Dated: October 15, 2014	/s/ Buddy Young
Buddy Young, President and Chief
Executive Officer