Form 10-Q
period 2014-11-30
FUTURA PICTURES, INC.
filed 2015-01-14
CIK 1321710

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

As of January 14, 2015 the issuer has 1,599,750 shares of Common stock outstanding

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		Page
PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets
	November 30, 2014 and February 28, 2014	5
	Condensed Statements of Operations
	For the Three and Nine Month Periods Ended November 30, 2014 and 2013	6
	Condensed Statements of Stockholders’ Deficit
	For the Nine Months Ended November 30, 2014	7
	Condensed Statements of Cash Flows
	For the Nine Months Ended November 30, 2014 and 2013	8
	Notes to Condensed Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

FUTURA PICTURES, INC.

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

FUTURA PICTURES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	November 30, 2014	February 28, 2014
ASSETS

Cash	$33	$6,855
Accounts receivable, net	5,778	4,867

TOTAL ASSETS	$5,811	$11,722

LIABILITIES

Accrued expenses	$34,157	$25,616
Unearned revenue	1,300	1,300
Accrued interest – related party	60,306	47,575
Loan payable – related party	226,754	192,604

TOTAL LIABILITIES	322,517	267,095

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 1,599,750 shares	160	160
Additional paid-in capital	475,104	421,804
Accumulated deficit	(791,970)	(677,337)

TOTAL STOCKHOLDERS’ DEFICIT	(316,706)	(255,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,811	$11,722

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30,

(UNAUDITED)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013	For the Nine Months Ended November 30, 2014	For the Nine Months Ended November 30, 2013

REVENUE	$14,935	$9,723	$37,362	$48,287

COST OF REVENUE	636	1,711	1,190	6,776

GROSS PROFIT	14,299	8,012	36,172	41,511

OPERATING EXPENSES
Selling, general and administrative	57,027	28,916	139,185	90,463

TOTAL OPERATING EXPENSES	57,027	28,916	139,185	90,463

LOSS FROM OPERATIONS	(42,728)	(20,904)	(103,013)	(48,952)

OTHER (EXPENSE)
Other income	-	-	2,857	-
Interest expense	(4,906)	(4,143)	(13,677)	(12,828)

TOTAL OTHER (EXPENSE)	(4,906)	(4,143)	(10,820)	(12,828)

LOSS BEFORE INCOME TAXES	(47,634)	(25,047)	(113,833)	(61,780)

Income tax expense	-	-	800	800

NET LOSS	$(47,634)	$(25,047)	$(114,633)	$(62,580)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,599,750	1,599,750	1,599,750	1,599,750

 The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2014	1,599,750	$160	$421,804	$(677,337)	$(255,373)

Contributed services	-	-	53,300	-	53,300

Net loss for the nine months ended November 30, 2014	-	-	-	(114,633)	(114,633)

Balance, November 30, 2014	1,599,750	$160	$475,104	$(791,970)	$(316,706)

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30,

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,633)	$(62,580)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Contributed services	53,300	47,400
Bad debt expense	1,928	-
Changes in operating assets and liabilities:
Accounts receivable	(2,839)	55
Prepaid expenses	-	(370)
Accrued expenses	21,272	8,935

NET CASH USED BY OPERATING ACTIVITIES	(40,972)	(6,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable – related party	38,500	9,250
Repayment of loan payable – related party	(4,350)	(8,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,150	1,250

NET (DECREASE) IN CASH	(6,822)	(5,310)

CASH AT THE BEGINNING OF THE PERIOD	6,855	5,972

CASH AT THE END OF THE PERIOD	$33	$662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$946	$1,656
Taxes paid	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

FUTURA PICTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

The accompanying condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended February 28, 2014, included in the Company’s annual report on Form 10-K filed on May 29, 2014 with the SEC.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2014 and 2013 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 35% (11% and 24%) of total gross accounts receivable as of November 30, 2014.  Four customers represented approximately 63% (10%, 13%, 16% and 24%) of total gross accounts receivable as of February 28, 2014.

Three customers in the nine months ended November 30, 2014 represented approximately 45% (11%, 16% and 18%) of total revenues for that period.  One customer in the nine months ended November 30, 2013 represented approximately 34% of total revenues for that period. Three customers in the three months ended November 30, 2014 represented approximately 53% (10%, 19% and 24%) of total revenues for that period.  Five customers in the three months ended November 30, 2013 represented approximately 71% (11%, 13%, 14%, 16%, and 17%) of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the nine and three months ended November 30, 2014 or 2013. No other individual customer balance represented more than 10% of the total gross accounts receivable at November 30, 2014 or February 28, 2014.

Revenue Recognition

The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An Allowance for Doubtful Accounts amounting to $8,880 and $6,952 is recorded as of November 30, 2014 and February 28, 2014, respectively. The Company does not require collateral to support its accounts receivables nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the nine months ended November 30, 2014 and 2013.

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

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The Company will evaluate this standard in the event of a future business combination.

In December 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-18, Business Combinations (Topic 805): Intangible Assets. This ASU allows companies to no longer recognize or otherwise consider the fair value of customer-related and noncompete agreement intangible assets separately from goodwill. This ASU is effective for transactions that occur in fiscal years beginning after December 15, 2015. The Company will evaluate this standard in the event of a future business combination.

NOTE 2	SIGNIFICANT UNCERTAINTY REGARDING THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT PLANS

The Company has incurred significant losses over recent years and currently has a working capital deficit of approximately $317,000. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying condensed balance sheets as of November 30, 2014 and February 28, 2014 as there have not been any sales of the DVD reported to the Company.

NOTE 4	RELATED PARTY TRANSACTION

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $300,000 to the Company to fund any cash shortfalls through March 31, 2015. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. The outstanding balance was $226,754 and $192,604 as of November 30, 2014 and February 28, 2014 respectively. The related outstanding Accrued Interest balance was $60,306 and $47,575 as of November 30, 2014 and February 28, 2014, respectively.

Effective June 1, 2014, the Board of Directors agreed to a compensation amount of $12,500 per month for the period of June 1 through August 31, 2014, for Mr. Young’s services; the compensation was accrued at the end of each month and will be paid once funds become available. The Company has included these accruals for the prior quarter ended August 31, 2014 in the Loan Payable – related party balance on the accompanying condensed balance sheet as of November 30, 2014. However, in the current quarter ended November 30, 2014, Mr. Young has waived his right to be paid the $12,500 monthly compensation and accordingly the current quarter compensation amount has been recorded as a contribution to capital (Note 5).

NOTE 5	STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2014 and 2013, the Company’s President devoted time to the operations of the Company. Beginning in fiscal year 2014, the President devoted more time than in the past to cover certain bookkeeping functions of the Company in order to save costs on outside consultants. As discussed in Note 4, Mr. Young has agreed to waive payment of a portion of the compensation to which he is entitled. The compensation that has been waived is $53,300 and $47,400 for the nine months ended November 30, 2014 and 2013, respectively. Accordingly those amounts have been recorded as a contribution to capital.

NOTE 6               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at November 30, 2014:

Net operating loss carry-forward	$62,781
Less valuation allowance	(62,781)
Net deferred tax assets, November 30, 2014	$-

Summary of valuation allowance:

Balance March 1, 2014	$50,631
Additions for the nine months November 30, 2014	12,150
Balance, November 30, 2014	$62,781

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

Net Operating Loss

The Company has approximately $320,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at November 30, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our condensed financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be affected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the television and home video industries; competition from other producers of home video content; and television documentaries, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

During the second quarter of fiscal 2013, we completed and commenced the distribution of one new workforce training DVD. The DVD is based on the resourceful teamwork during the successful Chilean mine rescue. In the beginning of the third quarter of fiscal 2013, we completed and commenced the distribution of a second DVD that teaches the extraordinary elements of teamwork employed by the Navy’s world renowned Blue Angel flight demonstration team. Due to limited cash resources we did not produce any additional videos in the fourth quarter of fiscal 2013. During the first quarter of fiscal 2014, we produced and commenced distribution of a four minute inspirational meeting opener entitled “Fall Seven Times, Stand Up Eight.” The video uses quotes, pictures and video clips of world renowned personalities including: Winston Churchill, Steve Jobs, Oprah Winfrey and Michael Jordan. During the third quarter of fiscal 2014, we produced another meeting opener entitled, Diana Nyad: the Power of Persistence. Using Ms. Nyad’s quotes and photos, this four minute meeting opener relates the incredible persistence in achieving her goal of swimming from Cuba to Florida. If funds are available we plan to produce another meeting opener during the fourth quarter of fiscal 2015.

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

Three-Month Period Ended November 30, 2014 Compared to Three-Month Period Ended November 30, 2013

REVENUES

Our revenues for the three months ended November 30, 2014 were $14,935. Revenues for the three months ended November 30, 2013 were $9,723. The increase in total revenues was the result of increased royalties received from international sales of our videos. Due to our very limited financial resources we are unable to hire sales personnel at this time. Our revenues are mainly dependent on sub distributors selling our programs.

During the three month period ended November 30, 2014, approximately 68% of our revenues were derived from the royalties received from international sales of our videos.

The cost of revenues during the three months ended November 30, 2014, were $636. The cost of revenues during the three months ended November 30, 2013, were $1,711. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers.

SELLING, GENERAL AND ADMINISTRATIVE

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components of the selling, general and administrative expenses consist of compensation to the Company’s President, Buddy Young, and for professional services rendered to the Company. Mr. Young has waived reimbursement and his compensation expense has been applied to additional paid-in capital. During the three months ended November 30, 2014, the Company recognized $37,500 of contributed services by Buddy Young, and $6,870 of professional fees incurred for the Company’s audited financial statements and related filings. During the same period in 2013, we incurred a total of $15,800 of contributed services by Mr. Young, and $7,185 of professional fees incurred for our audited financial statements and related filings.

When comparing the three months ended November 30, 2014 to November 30, 2013, selling, general and administrative expenses increased from $28,916 to $57,027. The main reason for the increase of $28,111 was due to the increased compensation to Mr. Young as well as one-time legal fees in the amount of $7,600.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new employee training and self-improvement DVDs and programs.

INTEREST EXPENSE

We incurred $4,906 and $4,143 in interest expense during the three months ended November 30, 2014 and 2013, respectively. Of this amount, $4,517 and $3,742 related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

Nine-Month Period Ended November 30, 2014 Compared to Nine-Month Period Ended November 30, 2013

REVENUES

Our revenues for the nine months ended November 30, 2014 were $37,362. Revenues during the nine months ended November 30, 2013 were $48,287. The major reason for the decrease in revenues is due to the aging of our library, as well as the fact that there were less third party video sales in the current period as compared to the prior period.

During the nine month period ended November 30, 2014, approximately 65% of our revenues were derived from the royalties received from international sales of our videos.

The cost of revenues during the nine months ended November 30, 2014, was $1,190. The cost of revenues during the nine months ended November 30, 2013, were $6,776. Cost of revenues is mainly comprised of the cost of videos purchased for resale from other producers. The decrease noted is due to less third party video sales during the current period as compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE

To date, our expenses have consisted mainly of selling, general and administrative expenses. The main components of the selling, general and administrative expenses consist of compensation to the Company’s President, Buddy Young, and for professional services rendered to the Company. With the exception of the quarter ended August 31, 2014, Mr. Young waived reimbursement and his compensation expense has been applied to additional paid-in capital.

During the nine months ended November 30, 2014, the Company recognized $90,800 of compensation expense for Buddy Young, and $21,520 of professional fees incurred for the Company’s audited financial statements and related filings. During the same period in 2013, we incurred a total of $47,400 of contributed services by Mr. Young, and $20,516 of professional fees incurred for our audited financial statements and related filings.

During the nine months ended November 30, 2014, we incurred a total of $139,185 selling, general and administrative expenses, compared to a total of $90,463 during the nine months ended November 30, 2013. This represents an increase of $48,722. This increase is mainly due to the increased compensation to Buddy Young.

While we cannot guarantee the level of our expenses in the future, we anticipate them to increase as we develop new employee training and self-improvement DVDs and programs.

INTEREST EXPENSE

We incurred $13,677 and $12,828 in interest expense during the nine months ended November 30, 2014 and 2013, respectively. Of this amount, $12,731 and $11,172 related to the interest charges we incur on our loan from Buddy Young in each period, respectively. The remaining interest expense relates to a company credit card.

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

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $33 on November 30, 2014. Other than funds received from the sale of videos produced by us, videos acquired from Progressive Training in December 2011, and the sale of training programs produced by third parties, at this time, our only other known cash resource comes from an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $300,000 at 8% interest through March 31, 2015. As of November 30, 2014 the balance owing on this agreement is $226,754. Related Accrued Interest as of November 30, 2014 is $60,306. Payment of principal and interest is due on this loan on June 30, 2015.

We believe that revenue derived from the sale of the above mentioned programs and further borrowings from our President will be sufficient to satisfy our budgeted cash requirement through June 30, 2015.

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

The Company’s management, including its Chief Executive Officer and Chief Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of errors or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

 Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURA PICTURES, INC.
(Registrant)

Dated: January 14, 2015	/s/ Buddy Young
Buddy Young, President and Chief Executive Officer