Form 10-K
period 2015-02-28
IMK GROUP, INC.
filed 2015-07-29
CIK 1321710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-54211

IMK GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2495218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Fl. KGIT, 1601 SanAm-Dong
Mapo-Gu, Seoul, Korea	1601
(Address of principal executive offices)	(Zip Code)

02-6959-8500
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.0001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $448,213 as of August 29, 2014, being the last business day of the Registrant’s most recently completed second fiscal quarter, based on a price of $1.15, being the average of the closing bid and closing ask as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 27, 2015, the Registrant had 31,599,926 shares of common stock outstanding.

IMK GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2015

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “IMK Group,” and the “Company” mean IMK Group, Inc. together with its subsidiaries unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.      BUSINESS.

GENERAL

We were incorporated on December 10, 2003 under the laws of the State of Delaware under the name Futura Pictures, Inc. Effective March 13, 2015, we changed our name to IMK Group, Inc.

From 2008 to June 2015 we were engaged in the business of producing and distributing self-improvement and educational DVD’s and workforce training programs.

In March 2015, we announced our intention to change our business to the commercial manufacturing, distribution and marketing of cosmetics products and formed a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”) under the laws of the Republic of Korea for that purpose. In addition, we have future plans to offer health and wellness services and to develop and build a wealth and wellness resort and spa.

In connection with our change in business direction, we sold our self-improvement, educational and workforce training DVD and programs business on June 22, 2015.

COSMETICS BUSINESS

Products

Through our wholly owned subsidiary, IMK Korea, we intend to manufacture, distribute and market a line of cosmetics products under the brand names “N-Time” and “PQ-10”. Currently these products are marketed primarily in South Korea, China, Hong Kong and Vietnam by PHILOS Co., Ltd. (“PHILOS”), a Korean company owned and controlled by Jae Kang Lee, a member of our Board of Directors and the CEO of IMK Korea. See “Intellectual Property Rights” below. We hope to eventually take over the manufacturing, distribution and marketing of all N-Time and PQ-10 products. In addition, we intend to develop a new line of cosmetics products under the brand names “Hanleggot” and “Mencanai” that we will seek to market and distribute worldwide.

N-Time

“N-Time” is a line of products made using natural organic ingredients. Formulated based on Korean herbal medicine and naturalistic cosmetics, the main ingredient for our N-Time products is green tea seed oil, with tea plant extracts and refined catechins (EGCG). There are currently five products marketed under the N-Time brand:

●	N-Time Brightening Essential Toner
●	N-Time Brightening Essential Emulsion
●	N-Time Brightening Essential Cream
●	N-Time Brightening Eye Cream
●	N-Time Brightening Magic Cream

PQ10

“PQ10” is a line of products that uses Pinux as its main active ingredient. Pinux is a proprietary ingredient extracted from the bark of the pinus radiata tree. See “PINUX,” below. There are currently 11 products marketed under the PQ10 brand:

●	PQ10 Revital Cleanser
●	PQ10 Revital Peeling Gel
●	PQ10 Revital Toner
●	PQ10 Nano Revital Complex
●	PQ10 Hydro Gel Gold Mask
●	PQ10 Revital Essence
●	PQ10 Pinux Serum
●	PQ10 Revital Sun Cream
●	PQ10 Revital BB Cream
●	PQ10 Vincent Cream Set
●	PQ10 Revital Magic Cream

Hanleggot

“Hanleggot” is a planned line of cosmetics products that we are in the process of developing. Our “Hanleggot” line of products are expected to be made with pure ingredients, including wild ginseng extracts that are known to energize the body for longevity. “Hanleggot” will be formulated based on Korean herbal medicine ingredients designed to strengthen the skin’s elasticity and create an elegant glow.

Mencanai

“Mencanai” is another planned product line that we are in the process of developing. Our “Mencanai” line of products are expected to be made with all organic & eco-certified ingredients. “Mencanai” is being designed to meet halal standards, with the goal of marketing the product line to Muslim consumers.

Pinux

Pinex OPC, marketed under the brand name “Pinux,” is a patented technology for extracting antioxidant and anti-inflammatory plant compounds known as bioflavonoids from the bark of the pinus radiata tree. Clinical testing done to date has demonstrated that Pinux is effective at stimulating skin cell growth and providing protection from damaging UV radiation Pinux forms the main active ingredient for all of the PQ10 line of products.

Pinux is composed primarily of proanthocyanidin rich extracts from the bark of the pinus radiata tree. Studies have shown that the pinus radiate tree has the highest concentrations of proanthocyanidin among the major pine tree species. Pinux offers a concentrated source of proanthocyanidin as its primary ingredient and also contains flavonoid glycones, flavonoid glycosides and phenolic acids as secondary ingredients. Recent research has also shown that Pinux offers excellent antioxidative stability and tyrosinase inhibitory activity. Pinux offers low acute toxicity, no chronic toxicity, no dermal toxicity, to teratogenic effects, and is hypoallergenic.

Pinux was developed in collaboration with Professor Sung Phil Moon of Junbook University in the Republic of Korea. Professor Moon was awarded the Order of Service Merit by the Republic of Korea for outstanding and meritorious service in the execution of his duties for his research and development on the “Pinux” technology.

Marketing and Distribution

The N-Time and PQ10 product lines are currently marketed by PHILOS to skin clinics and hospitals in Korea, including the Yunsei Severance University Hospital in Seoul, Korea. N-time and PQ10 products are also marketed to and sold by PHILOS and its distributors in beauty shops located in the Republic of Korea, China, Hong Kong and Vietnam. In the future, we hope to take over all distribution and marketing of these products and to sell these products in branded franchise stores, department stores, beauty shops, on-line shopping sites, social networking sites and television home shopping networks.

Our targeted markets are Korea, China, Vietnam and the ASEAN countries. In addition, we intend to develop a line of certified halal cosmetics products targeted for Muslim consumers. When marketing our products, we intend to set up local subsidiaries or enter into strategic alliances with local businesses.

In addition, we expect to engage in an international marketing and advertising campaign designed to increase consumer awareness of our products. Our Chief Executive Officer and President, Jae Min Oh, has extensive experience and contacts in the cosmetics industry and media production in the Republic of Korea. Through his experience in media production, Mr. Oh has extensive contacts in the Korean media and entertainment industry. Our goal is to leverage these contacts to create marketing and endorsement campaigns in Korea, China, Hong Kong and Vietnam using Korean entertainment celebrities in an effort to leverage the international popularity of Korean entertainment and popular culture (also known as the “Korean Wave” or “hallyu”). Although we do not have any binding arrangements at the time of the filing of this Annual Report on Form 10-K, we have engaged in extensive discussions with Korean entertainment companies to utilize their roster of artists in our marketing campaigns.

Manufacturing and Supply

IMK Korea has not yet begun the manufacture or sale of cosmetics products. IMK Korea intends to outsource the manufacturing and supply of its cosmetics products to third party OEM manufacturers located in South Korea, however it does not currently have any manufacturing contracts in place.

In the future, IMK Korea may seek to acquire or construct its own manufacturing facilities to vertically integrate its supply chain operation and create greater economies of scale.

Intellectual Property Rights

The patent and intellectual property rights to Pinex OPC and the N-Time and PQ-10 brands are currently owned by PHILOS Co., Ltd. (“PHILOS”), a Korean company owned and controlled by Jae Kang Lee, a member of our Board of Directors and the CEO of IMK Korea. PHILOS has verbally granted IMK Korea permission to use Pinex OPC in the development of our own product lines and has verbally agreed to grant us distribution rights to the N-Time and PQ-10 product lines. PHILOS does not currently charge us for the right to use their intellectual property rights. We are currently in the process of negotiating with PHILOS for the acquisition of formal rights to Pinex OPC, N-Time and PQ-10.

In addition to our rights to Pinex OPC, N-Time and PQ-10, we are currently developing our own brand and product formulations to be marketed under the brand names “Hanleggot” and “Mencanai”. We are currently in the process of registering trademarks for “Hanleggot” and “Mencanai.”

HEALTH AND WELLNESS RESORTS

In addition to our cosmetics business, we plan to develop a line of health and wellness spas. Our plan envisions leveraging our knowledge and expertise in beauty and cosmetics products and integrating that with traditional oriental medicine concepts to create an integrated health, wellness and beauty resort. We are currently exploring potential sites for this resort in Canada and Brunei.

Competition in Cosmetics and Health and Wellness Products and Services

The cosmetics and resort markets are highly competitive and highly fragmented. Many of our competitors in these industries will be large, well established companies, with established products and brands and significantly greater resources than us. In addition, these competitors continuously offer new and innovative products and brands into the market places. Also, the barriers to entry into these markets are low, with many new competitors entering the marketplace on an ongoing basis.

In addition to competing for the purchasing decisions of consumers, we may also compete with others for access to distribution and sales channels. We believe that we will be able to compete in the cosmetics and resorts markets if we are able to develop and maintain a high level of brand recognition in Korea, China, Hong Kong and Vietnam.

To differentiate our products and compete with existing cosmetics, health and wellness and resort businesses, we intend to focus on marketing our proprietary technologies (Pinux) and to create an international marketing and advertising campaign that leverages the international popularity of Korean entertainment and popular culture. In addition, we intend to enter into strategic alliances with businesses in local markets that have local market expertise in cosmetics, health and wellness and resort products and services.

However, despite our efforts, distributors, retailers and consumers may favor our competitors and their products.

SELF-IMPROVEMENT, EDUCATIONAL AND WORKFORCE TRAINING BUSINESS

On June 22, 2015, we sold all of our right title and interest in and to those assets exclusively related to our self-improvement, educational and workforce training DVD and programs business. We sold these assets to Buddy Young, our former CEO, CFO and President and the former Chairman of our Board of Directors, in exchange for the assumption by Mr. Young of all of our liabilities exclusively related to that business. By completing the sale of the assets, and assignment of the liabilities, related to this business, we expect to be better able to focus our resources on the development of our cosmetics business and other related ventures.

EMPLOYEES

Together with our wholly owned subsidiary, IMK Korea, we have a total of five (5) full-time employees, not including our executive officers and directors.

ITEM 1A.      RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We have a lack of operating history in the cosmetics, health, wellness and medical services, and hotel and hospitality industries. There are no assurances that our business development efforts in these industries will be successful.

Although certain key members of our management and our Board of Directors have extensive experience in the cosmetics industry and other relevant business experience, the cosmetics industry is extremely competitive. Furthermore, we have no operating history with respect to the provision of health, wellness and medical services or in the operation of hotels, resorts or other hospitality facilities. Many of our competitors will have brands and products that are better known with a greater consumer following than our products, and will have greater experience in operating in the medical services and hospitality industries. Some of our competitors may have top management with even greater experience in the cosmetics industry and many will have greater financial resources than we do at this time. There are no assurances that our business development efforts will prove successful.

To accomplish our business development goals we will require financing in an amount that is significantly greater than our current financial resources. If we are not able to acquire financing in the amounts and when needed, our business could be adversely affected.

We will require additional financing to complete our business development goal. To date, we have earned very limited cashflows from our operations. In addition, the actual costs of completing our business development efforts may be greater than anticipated. As such, we anticipate that we will require substantial amounts of financing from outside sources.

Our ability to obtain future financing will be subject to a number of factors, including the variability of global market conditions and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unable to obtain financing in amounts, or when, needed on terms that are acceptable to us, our business could be adversely affected.

Even if we are able to obtain financing, our stockholders may experience dilution. As we are in the early stages of our development, we do not expect traditional debt financing to be available to us. As such, we may be required to seek financing through the sale of our equity securities or instruments convertible or exercisable into our equity securities. As such, our stockholders could experience significant dilution. Further, even if we are able to obtain debt financing, our cashflows from our operations to date have been extremely limited and we may not be able to service our debt obligations as they become due.

An inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes and attitudes toward our industry and brands, as well as to where and how consumers shop for those products. We must continually work to develop, manufacture and market new products, maintain and adapt our cosmetics products to existing and emerging distribution channels, maintain and enhance recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we intend to devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer tastes cannot be predicted with certainty and can change rapidly. The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

Our success depends, in part, on the quality, safety and efficacy of our products.

Our success depends, in part, on the quality, safety and efficacy of our products. If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our customers' standards, our relationship with our customers could suffer, we could need to recall some of our products and/or become subject to regulatory action, our reputation or the appeal of our brand could be diminished and we could become subject to liability claims, any of which could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our success may be dependent upon the successful introduction of our new products and success in expanding the demand for existing brands.

The cosmetics and skin care industry is highly competitive and is characterized by the constant introduction of new and innovative products. Even successfully introduced products may experience sales and volume decreases over time. As such, even if we are successful in gaining market acceptance of our line of cosmetic and skin care products, our future growth and development may substantially depend on our ability to continually introduce new and innovative products to the public. At present, we have limited financial resources to spend on the development of new products. Even if we are successful in developing new products, our future success may depend on our ability to successfully market those products to gain consumer acceptance.

A disruption in operations or our supply chain could affect our business and financial results.

We currently intend to outsource our manufacturing and supply of cosmetic products to third parties. As such, we expect to be subject to risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business and financial results.

The cosmetics and health and wellness services businesses are highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition throughout the world, including multinational consumer product companies. Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us. Competition in the cosmetics business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.

We do not currently own the intellectual property rights to Pinex OPC or the N-Time or PQ-10 line of products.

PHILOS, the owner of these rights, has verbally granted us with permission to use these products and tradenames and act as a distributor for these products. Although we are currently negotiating with PHILOS to formalize our rights to these technologies, brands and products, we have not yet finalized these agreements with PHILOS. Although PHILOS is owned and controlled by a member of our Board of Directors and the CEO of IMK Korea, there are no assurances that he will cause PHILOS to act in the best interests of our Company. If we are unable to finalize agreements with PHILOS or if PHILOS revokes our permission to use their intellectual property rights, our business will be adversely affected.

If we are unable to protect our intellectual property rights, our business could be adversely affected.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks and trade names, are important to our business. We will endeavor to protect our intellectual property rights in jurisdictions in which our products are produced, used or sold. However, we may be unable to obtain intellectual property protection in key jurisdictions. In addition, the laws of some foreign jurisdictions, including China, may not provide sufficient protection of our intellectual property rights. We have designed and implemented internal controls to restrict access to and distribution of our intellectual property, however our intellectual property rights may still be vulnerable to theft or other breaches. The costs of protecting our intellectual property rights may be substantial.

Our success depends, in part, on our key personnel.

Our ability to succeed in our business efforts will depend, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations.

General economic downturns or recessions, either globally or in one or more of the geographic regions or markets in which we intend to operate, or sudden disruptions in business conditions or other challenges may adversely affect our business and our access to financing.

Current global macro-economic instability or a further downturn in the economies in which we intend to sell our products, including any recession in one or more of our geographic regions or markets, could adversely affect our business, our access to liquidity and capital, and our credit ratings. Global economic events over the past few years, including high unemployment levels, the tightening of credit markets and failures of financial institutions and other entities, have made it difficult for development stage companies such as ours to obtain financing. In addition, these factors could result in disruptions in our supply chain and/or our planned distribution channels. Any or all of these factors could potentially have a material adverse effect on our ability to develop our businesses as planned.

Consumer spending is affected by a number of factors, including general economic conditions, including inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, and consumer vacation patterns tend to decline during recessionary periods, when disposable income is lower, and may impact our ability to develop our businesses. We may face continued economic challenges in fiscal 2015 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, reduced access to credit and weakness in housing, among other things.

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or local or international conflicts around the world, or as a result of terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes or seismic events, can have a short and, sometimes, long-term impact on consumer spending.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We intend to sell our products online and expect to engage in an international marketing and advertising campaign. We may use social media platforms as marketing tools. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at or direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flow or subject us to fines or other penalties.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of patents and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate and expand to various locations around the world, our operations in certain countries may be subject to significant government scrutiny and may be adversely impacted by the results of such scrutiny. Cosmetics products and medical, health and wellness services are subject to rigorous government regulations. In addition, these regulations may be significantly different in each geographic area in which we intend to operate.

From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with existing laws or regulations. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary license of permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      PROPERTIES.

We currently do not own any real property. We currently lease an office space located at 22 Fl. KGIT, 1601 SanAm-Dong, Mapo-Gu, Seoul, Korea, consisting of approximately 7,600ft2 at a cost of US$12,000 per month.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge; no legal proceedings are pending, threatened or contemplated.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock currently trades on the OTC Link alternative trading system on the OTCQB marketplace under the symbol “IMKG.” Prior to March 13, 2015, our common stock traded under the symbol “FTPR.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	Fiscal Year Ended February 28, 2015		Fiscal Year Ended February 28, 2014
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	$1.60	$0.51	$0.70	$0.41
2nd Quarter	$0.80	$0.70	$0.80	$0.70
3rd Quarter	$0.80	$0.70	$0.80	$0.51
4th Quarter	$0.70	$0.55	$0.51	$0.51

*	For the periods presented, prices represent high and low closing prices during the period.

Bid quotations entered on OTC Link and the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.0001 per share. As of July 27, 2015, there were 75 registered holders of our common stock.

DIVIDENDS

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history. Under the provisions of the Delaware General Corporation Law (the “DGCL”), we may only declare dividends:

(1)	Out of our “surplus” as calculated in accordance with the provisions of the DGCL; or

(2)	If there is no “surplus” then out of our net profits for the fiscal year in which the dividend is declared or the preceding fiscal year.

“Surplus” is calculated under the DGCL as the excess of our net assets over our statutory capital, generally meaning the par value of our outstanding common stock. Dividends may not be declared out of net profits if our statutory capital has been diminished by depreciation in the value of our property or by losses or otherwise to an amount less than the aggregate amount of the statutory capital represented the outstanding shares of any class of stock having a preference on the distribution of our assets. We do not currently have any outstanding class of capital stock other than our common stock.

Except as provided for under the DGCL, dividends are declared at the sole discretion of our Board of Directors. We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.      SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to those risk factors listed under Item 1A of this Annual Report on Form 10-K. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On February 27, 2015, the Company issued 29,115,670 common shares of the Company for total gross proceeds of $823,099 pursuant to a private placement offering (the “Offering”). However, as previously mentioned, we now intend to focus our business development efforts in the areas of cosmetics and health and wellness services and have disposed of all the assets and liabilities exclusively related to the self-improvement, educational and workforce training DVD business on June 22, 2015. Therefore, the Company's current financial resources are not considered adequate to fund its planned future operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its cosmetics products sufficient to sustain its longer-term operations and growth initiatives.

GENERAL

As disclosed under Item 1 of this Annual Report on Form 10-K, on June 22, 2015, we disposed of all our assets, and assigned all of our liabilities, that were exclusively related to our self-improvement, educational and workforce training business. Our current business focus is on the development of our cosmetics business. As a result, our results of operation for the years ended February 28, 2015 and February 28, 2014 are not expected to be indicative of our future results or performance.

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO YEAR ENDED FEBRUARY 28, 2014

Revenues

Our revenues for the year ended February 28, 2015 were $52,099. Revenues for the year ended February 28, 2014 were $60,327. This decrease in revenue resulted from less royalty earned during fiscal 2015.

The cost of revenues during the year ended February 28, 2015 was $2,790. The cost of revenues during the year ended February 28, 2014 was $7,726. The cost of revenues during fiscal 2014 was higher due to higher sales of third party videos and therefore more payments made to purchase videos from third party producers for resale. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will generally be approximately within the 7 to 15 percent range.

We have not yet earned any revenue from the commercial manufacture, distribution or sale of cosmetics products, and there is no assurance that we will earn any revenue from this business in the future.

Expenses

Selling, general and administrative expenses were $147,263 during the year ended February 28, 2015 as compared to $119,392 during the year ended February 28, 2014. The increase is primarily due to a compensation amount of $37,500 for the period of June 1 through August 31, 2014 for Buddy Young’s services, which is higher than his regular compensation amount of $10,400 per quarter.

Selling and marketing expenses were $8,260 for the year ended February 28, 2015 as compared to $15,656 for the year ended February 28, 2014. The decrease is due to the development and marketing expense incurred during the production and initial distribution of our two four minute inspirational meeting openers that were completed in fiscal 2014.

During the year ended February 28, 2015, we incurred a total of $139,003 in general and administrative expenses.  This consisted primarily of $47,400 of contributed services by our CEO, Buddy Young, and $27,025 of professional fees incurred for our audited financial statements and related filings. We valued the contributed services from Buddy Young at $100 per hour. During the same period in 2014, we incurred a total of $103,736 general and administrative expenses. This consisted primarily of $63,200 of contributed services by our CEO, Buddy Young, and $17,499 of professional fees incurred for our audited financial statements and related filings.

We incurred $18,617 and $16,809 in interest expense during the years ended February 28, 2015 and February 28, 2014, respectively.  Of these amounts, $17,204 and $14,971 related to the interest charges we incur on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card.

During the next twelve months, we intend to focus our business efforts on the development of our cosmetics business. As such, our historical results are not expected to be reflecting of our future expenses and capital requirements. As we pursue the development of this business, we expect that our operating expenses will be significantly greater than our operating expenses for prior years. In addition, because of our lack of operating history in this area, it may be difficult for us to predict future operating expenses and capital requirements related to this business.

 Liquidity and Capital Resources

We had a cash balance of $884,643 on February 28, 2015. During the year ended February 28, 2015, net cash provided by operating activities was $51,369, and net cash provided by issuance of common shares and promissory note as part of financing activities was $826,419. As of February 28, 2015 the balance owing on the promissory note was $223,221 plus accrued interest of $64,779. The total amount owing was settled in full on March 2, 2015.

Our current financial resources are not expected to be adequate to fund our planned business development efforts. Our future planned activities such as expanding the marketing and distribution channels for the cosmetics products, offering health and wellness services, and acquiring or constructing our own manufacturing facilities, will require substantial additional financing. Failure to obtain sufficient financing may result in delaying or indefinite postponement of any of our development objectives. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financings will be favorable to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of February 28, 2015, including:

1.	Report of Independent Registered Accounting Firm (PLS CPA, A Professional Corp.);

2.	Report of Independent Registered Accounting Firm (Farber Hass Hurley LLP)

3.	Balance Sheets as of February 28, 2015 and 2014;

4.	Statements of Operations for the years ended February 28, 2015 and 2014;

5.	Statements of Stockholders’ Equity (Deficiency) for the year ended February 28, 2015;

6.	Statements of Cash Flows for the years ended February 28, 2015 and 2014; and

7.	Notes to the Financial Statements.

PLS CPA, A Professional Corporation

♦ 4725 MERCURY STREET SUITE 210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦

♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480

♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IMK GROUP, Inc.

(formerly FUTURA PICTURES, Inc.)

We have audited the accompanying balance sheet of IMK GROUP, Inc. (formerly FUTURA PICTURES, Inc.) (the “Company”) as of February 28, 2015 and the related statements of operation, changes in shareholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMK GROUP, Inc. as of February 28, 2015, and the result of its operation and its cash flow for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current financial resources are not considered adequate to fund its planned operations. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/PLS CPA

____________________

PLS CPA, A Professional Corporation

July 29, 2015

San Diego, CA. 92111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Futura Pictures, Inc.:

We have audited the accompanying balance sheet of Futura Pictures, Inc. as of February 28, 2014, and the related statement of operations, stockholders’ deficit and cash flows for the year ended February 28, 2014. Futura Pictures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futura Pictures, Inc. as of February 28, 2014, and the results of its operations and its cash flows for the year ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farber Hass Hurley LLP
Camarillo, California
May 29, 2014

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

BALANCE SHEETS

FEBRUARY 28, 2015 AND 2014

	2015	2014
ASSETS

Cash	$884,643	$6,855
Accounts receivable, net	6,688	4,867

TOTAL ASSETS	$891,331	$11,722

LIABILITIES

Accrued expenses	$90,042	$25,616
Unearned revenue	1,300	1,300
Accrued interest – related party	64,779	47,575
Advances due to related party	62,009	-
Loan payable – related party	223,221	192,604

TOTAL LIABILITIES	441,351	267,095

STOCKHOLDERS’ DEFICIT

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 30,715,420 and 1,599,750 shares, respectively	3,071	160
Additional paid-in capital	1,234,052	421,804
Accumulated deficit	(787,143)	(677,337)

TOTAL STOCKHOLDERS’ DEFICIT	449,980	(255,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$891,331	$11,722

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	2015	2014

REVENUE	$52,099	$60,327

COST OF REVENUE	2,790	7,726

GROSS PROFIT	49,309	52,601

OPERATING EXPENSES
Selling, general and administrative	147,263	119,392

TOTAL OPERATING EXPENSES	147,263	119,392

LOSS FROM OPERATIONS	(97,954)	(66,791)

OTHER (EXPENSE)
Other income (expense)	7,565	(368)
Interest expense	(18,617)	(16,809)

TOTAL OTHER (EXPENSE)	(11,052)	(17,177)

LOSS BEFORE INCOME TAXES	(109,006)	(83,968)

Income tax expense	800	800

NET LOSS	$(109,806)	$(84,768)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,679,519	1,599,750

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED FEBRUARY 28, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 1, 2014	1,599,750	$160	$421,804	$(677,337)	$(255,373)

Issuance of common stock, net of expenses	29,115,670	2,911	764,848	-	767,759

Contributed services	-	-	47,400	-	47,400

Net loss for the year ended February 28, 2015	-	-	-	(109,806)	(109,806)

Balance, February 28, 2015	30,715,420	$3,071	$1,234,052	$(787,143)	$449,980

IMK GROUP, INC.

(FOMERLY FUTURA PICTURES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,806)	$(84,768)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Contributed services	47,400	63,200
Bad debt expense	2,447	-
Gain on extinguishment of debt	(3,534)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,268)	1,393
Prepaid expenses	-	900
Accrued expenses	81,630	13,908
Compensation due to Management	37,500	-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	51,369	(5,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	767,759	-
Proceeds from loan payable – related party	63,010	14,250
Repayment of loan payable – related party	(4,350)	(8,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	826,419	6,250

NET INCREASE IN CASH	877,788	883

CASH AT THE BEGINNING OF THE YEAR	6,855	5,972

CASH AT THE END OF THE YEAR	$884,643	$6,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,413	$1,837
Taxes paid	$800	$800

IMK GROUP, INC.

(FOMERLY FUTURA PICTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

IMK GROUP, INC. (formerly Futura Pictures, Inc. (the “Company”)) was incorporated under the laws of the state of Delaware on December 10, 2003. The Company was formed to engage in the production and the co-financing of films, documentaries and similar products produced solely for distribution directly to the domestic and international home video markets.

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

On February 27, 2015 under the terms of a Securities Purchase Agreement among and between the Company, Buddy Young, the Young Family Trust (the “Trust”), Sung-Ho Park, Jae-Min Oh and Rak-Gu Kim dated February 16, 2015 and as amended by Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 (as amended, the “Securities Purchase Agreement”), Messrs. Park, Oh and Kim purchased from the Trust a total of 1,070,000 common shares of the Company at a price of $0.025234 per share or $27,000 in the aggregate, resulting in a change of control.

Effective March 13, 2015, the Company amended its articles of incorporation to change its name to IMK Group, Inc.

On March 6, 2015, the Company incorporated a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”), which is to engage in the commercial manufacturing and distribution of a line of cosmetics products based on Pinux, an extract from the Pinus Radiata tree bark. IMK Korea will seek to distribute these cosmetic lines to skin clinics in hospitals in Seoul, Korea, as well as beauty shops located in Korea, China, Hong Kong and Vietnam.

On June 22, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Buddy Young, pursuant to which the Company agreed to sell all of its right, title and interest in and those assets exclusively related to the Company’s business of producing and distributing self-improvement, educational and workforce training videos (the “Legacy Business”). Under the terms of the Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Legacy Business to Mr. Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. By completing the sale of the Legacy Business to Mr. Young, the Company expects to be able to better focus its resources on the development of its cosmetics business and other related ventures.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at February 28, 2015 and 2014 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 30% (11% and 19%) of total gross accounts receivable as of February 28, 2015.  Four customers represented approximately 63% (10%, 13%, 16% and 24%) of total gross accounts receivable as of February 28, 2014.

Three customers in the year ended February 28, 2015 represented approximately 50% (12%, 17% and 21%) of total revenues for that period.  Two customers in the year ended February 28, 2014 represented approximately 37% (10% and 27%) of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the years ended February 28, 2015 and 2014. No other individual customer balance represented more than 10% of the total gross accounts receivable at February 28, 2015 and 2014.

Revenue Recognition

The Company sells videos produced by the Company, as well as videos produced by third parties. Sales are recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An allowance for doubtful accounts amounting to $8,880 and $6,952 is recorded as of February 28, 2015 and 2014, respectively. The Company does not require collateral to support its accounts receivable nor does it accrue interest thereon.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the years ended February 28, 2015 and 2014.

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

Recent Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our financial statements or disclosures.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On February 27, 2015, the Company issued 29,115,670 common shares of the Company for total gross proceeds of $823,099 pursuant to a private placement offering (the “Offering”). However, we now intend to focus our business development efforts in the areas of cosmetics and health and wellness services and have disposed of all the assets and liabilities exclusively related to the Legacy Business on June 22, 2015. Therefore, the Company's current financial resources are not considered adequate to fund its planned future operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its cosmetics products sufficient to sustain its longer-term operations and growth initiatives.

NOTE 2               UNEARNED REVENUE

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying balance sheets as of February 28, 2015 and 2014 as there have not been any sales of the DVD reported to the Company.

NOTE 3               RELATED PARTY TRANSACTIONS

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $300,000 to the Company to fund any cash shortfalls through March 31, 2015. The note bears interest at 8% and is due upon demand, no later than June 30, 2015. On February 16, 2015, the Company agreed to settle the outstanding balance at that time of $226,755 with accrued interest of $64,779 in full for the sum of $288,000 and as a result recognized a gain on extinguishment of debt of $3,534 during the year ended February 28, 2015. The outstanding balance was $223,221 and $192,604 with accrued interest of $64,779 and $47,575 as of February 28, 2015 and 2014 respectively. The settlement was paid in full on March 2, 2015.

Effective June 1, 2014, the Board of Directors agreed to a compensation amount of $12,500 per month for the period of June 1 through August 31, 2014, for Mr. Young’s services; the compensation was accrued at the end of each month and will be paid once funds become available. The Company has included these accruals in the Loan Payable – related party balance on the accompanying balance sheet as of February 28, 2015.

Change in Control / Securities Purchase Agreement

On February 27, 2015 under the terms of a Securities Purchase Agreement among and between the Company, Buddy Young, the Young Family Trust (the “Trust”), Sung-Ho Park, Jae-Min Oh and Rak-Gu Kim dated February 16, 2015 and as amended by Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 (as amended, the “Securities Purchase Agreement”), Messrs. Park, Oh and Kim purchased from the Trust a total of 1,070,000 common shares of the Company at a price of $0.025234 per share or $27,000 in the aggregate, resulting in a change of control. During the year ended February 28, 2015, a company with common directors advanced a total of $62,009 to the Company. The advances are unsecured, non-interest bearing and due on demand.

NOTE 4               STOCKHOLDERS’ EQUITY

For the years ended February 28, 2015 and 2014, the Company’s President devoted time to the operations of the Company. Beginning in fiscal year 2014, the President devoted more time than in the past to cover certain bookkeeping functions of the Company in order to save costs on outside consultants. Compensation expense totaling $47,400 and $63,200 has been recorded for the years ended February 28, 2015 and 2014, respectively. The President has waived reimbursement of the entire amount during each of the years ended February 28, 2015 and 2014, respectively, and accordingly the amounts have been recorded as a contribution to capital.

On February 27, 2015, the Company issued 29,115,670 shares of the Company's common stock at a price of $0.02827 per share for total gross proceeds of $823,099 pursuant to a private placement offering (the “Offering”) approved by the Company’s Board of Directors. Legal fees of $18,340 and finders’ fees of $37,000 were incurred in connection with the Offering.

NOTE 5               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at February 28, 2015:

Net operating loss carry-forward	$61,932
Less valuation allowance	(61,932)
Net deferred tax assets, February 28, 2015	$-

Summary of valuation allowance:

Balance March 1, 2014	$50,631
Additions for the year ended February 28, 2015	11,300
Balance, February 28, 2015	$61,932

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

Net Operating Loss

The Company has approximately $265,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at February 28, 2015.

NOTE 6               SUBSEQUENT EVENTS

On March 6, 2015, the Company incorporated a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”), which is to engage in the commercial manufacturing and distribution of a line of cosmetics products based on Pinux, an extract from the Pinus Radiata tree bark. IMK Korea will seek to distribute these cosmetic lines to skin clinics in hospitals in Seoul, Korea, as well as beauty shops located in Korea, China, Hong Kong and Vietnam.

On March 9, 2015, the Company issued 884,506 shares of the Company's common stock at a price of $0.02827 per share for total proceeds of $25,005 pursuant to a private placement offering approved by the Company’s Board of Directors.

Effective March 13, 2015, the Company amended its articles of incorporation to change its name to IMK Group, Inc. (the “Name Change”). To effect the Name Change, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State. Other than the Name Change, no other changes were made to the Company’s Articles of Incorporation.

On April 22, 2015, the Company advanced $60,000 to IMK Korea for working capital purposes. The loan is unsecured, bears interest at 2% per annum and is due to be repaid on April 22, 2016.

On June 22, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Buddy Young, pursuant to which the Company agreed to sell all of its right, title and interest in and those assets exclusively related to the Company’s business of producing and distributing self-improvement, educational and workforce training videos (the “Legacy Business”). Under the terms of the Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Legacy Business to Mr. Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. By completing the sale of the Legacy Business to Mr. Young, the Company expects to be able to better focus its resources on the development of its cosmetics business and other related ventures.

On June 22, 2015, the Company terminated its consulting agreement with Mr. Young, dated February 27, 2015 (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Mr. Young had agreed to act as an independent consultant to the Company, responsible for overseeing the Legacy Business for an initial term expiring on June 30, 2015. The Company did not incur any early termination penalties as a result of terminating the Consulting Agreement, however, Mr. Young retained the full amount of his consulting fee for the duration of the initial term.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 18, 2015 Farber Hass Hurley LLP (“Farber Hass”) resigned as our independent accountants. Faber Hass’ resignation was due to their position that they did not have the ability to complete the audit of our Company due to their lack of knowledge and experience in Korean business and accounting matters. There were no disagreements between us and Farber Hass during our two most recent fiscal years, or the subsequent interim period up to and including the date of Farber Hass’ resignation, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Farber Hass, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements for those periods.

On July 8, 2015, our Board of Directors approved the engagement of PLS CPA, A Professional Corp. to serve as our principal independent accountants to audit our financial statements.

The information required by Item 304 of Regulation SK is provided in our Current Report on Form 8-K, filed with the SEC on June 19, 2015.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.   OTHER INFORMATION.

Effective March 17, 2015, our wholly owned subsidiary, IMK Korea entered into employment agreements with certain of our executive officers and directors. A summary of the compensation arrangements for each of these officers and directors is provided under Part III, Item 11. – Executive Compensation, of this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
Sung-Ho Park	51	Chairman of the Board
Jae-Min Oh	58	Director Chief Executive Officer and President
Rak-Gu Kim	44	Director, Chief Financial Officer, Treasurer and Secretary
Kyung-Chun (Ken) Min	65	Director
Jae Kang Lee	56	Director

Set forth below is a brief description of the background and business experience of each of the listed executive officers and directors for at least the past five years.

Sung Ho Park. Mr. Park was appointed as a director and as Chairman of our Board of Directors on March 12, 2015. Mr. Park is a seasoned executive with an expert network of political and business contacts in the Republic of Korea and the Kingdom of Brunei. Since 2011, Mr. Park has acted as the Chief Executive Officer of JINDO Sdn Bhd, a private Korean and Bruneian joint venture that raises and produces seafood products in Brunei for distribution in Korea. From 2011 to 2014, Mr. Park acted as a consultant to the Ministry of Industry and Primary Resources for the Kingdom of Brunei Darussalam. From 2009 to 2011 Mr. Park worked at Morning Sea Global Sdn. Bhd. in Malaysia. Since 2014, Mr. Park has also acted as the Executive Director of the Brunei-Korea Friendship Association.

Jae Min Oh. Mr. Oh was appointed as our Chief Executive Officer and President on February 27, 2015 and subsequently as a director on March 12, 2015. Mr. Oh has extensive experience in marketing, promoting and developing businesses in the cosmetics industry and in media production in the Republic of Korea. An experienced business executive, Mr. Oh has a clear understanding of market and consumer demand in the Republic of Korea. From 2008 to 2014, Mr. Oh was the Chief Executive Officer of NTIME Inc., a cosmetics company based in Seoul Korea. Previously, Mr. Oh has acted as a senior executive officer at JoongAng Ilbo, one of the three largest newspapers in the Republic of Korea and as Director of Promotion Planning at Cheil Worldwide, a marketing solutions company under the Samsung Group that offers advertising, public relations and marketing services. Mr. Oh also worked as Director of Production for Newsweek Korea’s coverage of the 2002 FIFA World Cup in Korea and Japan, and as the editor of Health Magazine published by the YTN Group, one of the Republic of Korea’s largest media, broadcast and telecommunications companies. Mr. Oh obtained a Bachelor of Broadcasting and Mass Media from Jeonbuk National University in 1984.

Rak Gu Kim. Mr. Kim was appointed as a director and as our Chief Financial Officer, Treasurer and Secretary on February 27, 2015. Mr. Kim has extensive experience in the financial industry. From 2010 to 2014, Mr. Kim acted as the Chief Financial Officer and Chief Investment Officer in the Strategic Planning Department of CNK Mining Co. Ltd., a mineral resource exploration and development company based in Seoul, Korea. From 2009 to 2010, Mr. Kim acted as the Vice President and Chief Financial Officer of NTIME Inc., a cosmetics company based in Seoul, Korea. From 2007 to 2008, Mr. Kim acted as a manager in the Corporate Advisory and Finance department of Shinhan Bank, a Korean bank with more than $150 billion in assets and over 10,000 employees. From 2003 to 2007, Mr. Kim served as Section Chief of the Private Equity Team of the Public Officials Benefit Association of Korea. From 2012 to 2014 Mr. Kim also acted as Chief Financial Officer and a director of CNK Global Inc., a Florida corporation acquired by CNK Mining Co. Ltd. that previously traded on the OTCQB marketplace under the symbol ALFE. Mr. Kim obtained a Master’s Degree in International Business from the Hankuk University of Foreign Studies in the Republic of Korea in 1997.

Kyung Chun (Ken) Min. Mr. Min was appointed as a director on March 12, 2015. Since 1985, Mr. Min has acted as a self-employed consultant to over 100 public and private companies in different business sectors, advising on business strategy and analysis and investor relations. From 1970 to 1980, Mr. Min worked at KOSAMI (Korea Society for Advancement of Machinery Industry) in the Department of Commerce and Industry for the Republic of Korea, assisting in the development of a national development plan for the South Korean heavy machinery industry, managing government funding for the machine industry, and maintaining import and export controls. Mr. Min obtained a Bachelor’s Degree in Metallurgical and Chemical Sciences in 1972 and a Master’s Degree in International Trade from Sung Kwun Kwan University in 1975.

Jae-Kang Lee was appointed as a director on March 12, 2015. Mr. Lee also acts as the President of our wholly owned subsidiary, IMK Korea. Mr. Lee has over ten years of experience operating in the cosmetics industry in the Republic of Korea. In 2005, Mr. Lee founded PHILOS Co. Ltd., a cosmetics company that operated in the Republic of Korea, and acted as that company’s CEO from 2005 until 2014. Mr. Lee has a Masters Degree in Business Administration from Chonbuk National University.

Terms Of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our Board of Directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Committees Of The Board Of Directors

We do not have a separately designated audit committee, nominating committee or any other committees. Our Board of Directors fulfills the duties normally undertaken by those committees. The Company may consider designating separate audit, nominating and compensation committees in the future. We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Nomination Committee Functions

We do not have a nomination committee charter. We do not have any formal policies regarding the consideration of director candidates recommended by security holders. Our current directors have determined, based on the Company current developmental and financial status, a formal policy is not required.

Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Compensation Committee Functions

We do not have a compensation committee charter. We do not currently have any compensation arrangements with any of our current executive officers.

We do not currently have any formal procedures for determining executive officer and director compensation. In setting future compensation for our executive officers and directors, our board of directors expects to consider the experience and expertise of its directors and officers, competitive demand for services, the amount of responsibility expected to be undertaken by such person, and the time commitments expected to be required by such persons. We do not expect to engage outside compensation consultants due to the expected cost of engaging such consultants.

Audit Committee Financial Expert

We do not currently have an audit committee charter.

Rak Gu Kim, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Kim is not considered independent as he also acts as an executive officer of the Company.

Other Significant Employees and Consultants

Other than our executive officers, we do not currently have any significant employees or consultants.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on a review of such reports received by the Company, we believe that, during our fiscal year ended February 28, 2015, the following persons failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Buddy Young Former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	One	One	None
Rebecca Young Former 10% Beneficial Owner	One	One	None
Mel Powell Former Secretary and Director (from December 2004 to February 27, 2015)	One	One	None
Dennis Spiegelman Former Director (from December 2004 to September 23, 2014)	One	One	One
Sung Ho Park Chairman and 10% Beneficial Owner	One	One	None
Jae Min Oh President, Chief Executive Officer, Director and 10% Beneficial Owner	One	One	None
Rak Gu Kim Chief Financial Officer, Treasurer, Secretary, Director and 10% Beneficial Owner	One	One	None
Kyung Chun (Ken) Min Director	None	None	None
Jae Kang Lee Director	None	None	None

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

During our fiscal years ended February 28, 2015 and 2014, we did not pay our executive officers or directors any compensation. For the years ended February 28, 2015 and 2014, our former sole executive officer, Buddy Young, devoted time to the operations of the Company and the Company recorded compensation expense totaling $47,400 for fiscal 2015, and $63,200 for fiscal 2014. No compensation was paid to Mr. Young for these amounts, and instead these amounts were recorded as contributions to capital.

Outstanding Equity Awards at Fiscal Year End

As at February 28, 2015, we did not have any outstanding equity awards.

Compensation Arrangements

We do not currently have any written compensation arrangements with any of our executive officers or directors. However, effective March 17, 2015, certain of our officers and directors entered into employment agreements with our wholly owned subsidiary IMK Korea. Each of these executive officers and directors are compensated directly by IMK Korea as follows:

Name and Position	Gross Annual Salaries (South Korean Wan)	Gross Annual Salaries ($1 = KRW 1,100)
Jae Min Oh Director, Chief Executive Officer and President	KRW 120,000,000	$109,090.91
Rak Gu Kim Director, Chief Financial Officer, Treasurer and Secretary	KRW 100,000,000	$90,909.09
Jae Kang Lee Director and Chief Executive Officer of IMK Korea	KRW 90,000,000	$81,818.18
Sung Ho Park Chairman of the Board of Directors	KRW 150,000,000	$136,363.64

English translations of the compensation agreements for each of the above executive officers and directors are attached as exhibits to this Annual Report on Form 10-K. None of our executive officers or directors have any change-in-control arrangements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As of our fiscal year ended February 28, 2015, we had no equity compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 27, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	SUNG HO PARK** Chairman of the Board	10,148,575 direct	32.1%
Common Stock	JAE MIN OH ** Director, Chief Executive Officer and President	3,518,013 direct	11.1%
Common Stock	RAK GU KIM** Director, Chief Financial Officer, Treasurer and Secretary	3,733,682 direct	11.8%
Common Stock	KYUNG-CHUN (KEN) MIN Director	884,506 indirect(2)	2.8%
Common Stock	JAE KANG LEE Director	1,210,700 indirect(3)	3.8%
Common Stock	All Officers and Directors as a Group (5 persons)	19,495,476	61.7%
5% STOCKHOLDERS
Common Stock	SUNG HO PARK** 16-1607 Raemkin Prugio,139-3 Gasan-dong, Geumcheon-gu, Seoul, Korea	10,148,575 direct	32.1%
Common Stock	JAE MIN OH** 109-1304 Daea Apt,1459 Gayang dong, Gangseo-gu, Seoul, Korea	3,518,013 direct	11.1%
Common Stock	RAK GU KIM** 405-1801 Hyundai Sungwoo ostar apartment 292, Hangang 2ro, Gimpo-si, Gyeonggi-do, Korea	3,733,682 direct	11.8%
Common Stock	KYUNG SUK SHIN** 113-1005 Hll state Apt 1st. 19, Baengnyeonsan-ro 2-gil, Eunpyeong-gu, Seoul, Korea	600,000 direct	1.9%
Common Stock	JUN YONG CHOI** Cheoan-si seobuk-gu buldang-dong 1339number 401rom	1,200,000 direct	3.8%
Common Stock	SANG WON KANG** 223-1202 Young Poong apartment, Bukbyeon-dong Gimpo-si, Gyeonggi-do, Korea	1,000,000 direct	3.2%
Common Stock	TAE HONG KWON 29, Gurodong-ro 8-gil, Guro-gu, Seoul, Korea	2,330,250 direct	7.4%
Common Stock	KEUN TAE KIM 106-906, 41 Kkotsandong-ro, Sangdang-gu, Cheongju-si, Chungcheongbuk-do, Korea	1,714,200 direct	5.4%
Common Stock	KYUNG SOOK MOON Seo cho gu seounro197, 108dong 1601ho (seochodong, lottecastleclassic APt)	2,019,550 direct	6.4%

Notes:

*	Represents less than 1%.

**

Sung Ho Park, Jae Min Oh, Rak Gu Kim, Kyung Suk Shin; Jun Yong Choi and Sang Won Kang may be considered to be members of a group for purposes Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding. As of July 27, 2015, the Company had 31,599,926 shares of Common Stock issued and outstanding.

(2)	The shares listed as beneficially owned indirectly by Mr. Min consist of 884,506 shares held by Min’s Consulting Inc., an entity controlled by Mr. Min.

(3)	The shares listed as beneficially owned indirectly by Mr. Lee consist of 900,000 shares held by Yeon Dong Kang and 310,700 shares held by Yeon Dae Kang.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Loan Agreement with Buddy Young

The Company had an agreement with Buddy Young, the Company’s former Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer to borrow up to $300,000 at 8% interest through March 31, 2015. On February 16, 2015, the Company agreed to settle the outstanding balance at that time of $226,755 with accrued interest of $64,779 in full for the sum of $288,000. The settlement was paid in full on March 2, 2015.

Change in Control / Securities Purchase Agreement

On February 27, 2015 under the terms of that Securities Purchase Agreement among and between our Company, Buddy Young, the Young Family Trust (the “Trust”), Sung-Ho Park, Jae-Min Oh and Rak-Gu Kim dated February 16, 2015 and as amended by that Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 (as amended, the “Securities Purchase Agreement”), Messrs. Park, Oh and Kim purchased from the Trust a total of 1,070,000 shares of our common stock (the “Young Shares”) at a price of $0.025234 per share or $27,000 in the aggregate as follows:

Name and Position	No. of Shares of Common Stock
Jae Min Oh	276,863
Rak Gu Kim	276,862
Sung Ho Park	516,275

Pursuant to the terms of the Securities Purchase Agreement, upon closing of the purchase and sale of the Young Shares, Mel Powell resigned as a director and as the Secretary of the Company, and Buddy Young resigned as Chairman of the Board and as Chief Executive Officer, Chief Financial Officer and Treasurer of the Company (but remained as a director of the Company). In connection therewith, Mr. Oh was appointed as our Chief Executive Officer and Mr. Kim was appointed as our Chief Financial Officer, Treasurer and Secretary and as a member of our Board of Directors. Subsequently, Mr. Park was appointed as Chairman of our Board of Directors and Mr. Oh was appointed as one of our directors along with Kyung Chun (Ken) Min and Jae Kang Lee.

Participation in Private Placement Financing

In February and March 2015, we sold 30,000,176 shares of our common stock on a private placement basis for total proceeds of $848,104. The following current directors and officers of our Company participated in this private placement financing in the following amounts:

Name and Position	No. of Shares of Common Stock		Proceeds
Jae Min Oh Chief Executive Officer, President and Director	3,241,150		$91,628
Rak Gu Kim Chief Financial Officer , Treasurer, Secretary and Director	3,456,820		$97,725
Sung Ho Park Chairman of the Board	9,632,300		$272,306
Kyung-Chun (Ken) Min Director	884,506		$25,005
Jae Kang Lee Director	1,210,700	(1)	$34,227
(1)	The shares listed as being beneficially purchased by Mr. Lee were purchased by 900,000 Yeon Dong Kang and 310,700 shares held by Yeon Dae Kang, Mr. Lee’s brother-in-law and spouse, respectively.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB marketplace maintained by OTC Markets Inc., which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Each of the Company’s current directors are also executive officers or consultants of the Company or have significant involvement with the operation of our wholly owned subsidiary, IMK Korea. As a result, the Company does not currently have any independent directors.

As a result of our limited operating history and limited resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors’ and officers’ insurance coverage in order to attract and retain independent directors. Management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended February 28, 2015		Year Ended February 28, 2014
Audit Fees		$18,880		$13,295
Audit-Related Fees	$	NIL	$	NIL
Tax Fees		$1,295		$1,250
All Other Fees	$	NIL	$	NIL
Total		$20,175		$14,545

Our audit committee annually reviews the qualifications of our principal independent accountants prior to engaging them as our auditors in accordance with Rule 2-01(c)(7)(i)(A) of Regulation S-X.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to Certificate of Incorporation (increasing authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share).	(1)
3.3	Certificate of Amendment to Certificate of Incorporation effective March 13, 2015 (Name Change).	(4)
3.4	Bylaws.	(2)
4.1	Specimen Common Stock Certificate.	(2)
10.1	$100,000 Promissory Note due Buddy Young which contains his obligations to lend funds to the Company.	(3)
10.2	Amendment to $100,000 Promissory Note due Buddy Young.	(3)
10.3	Securities Purchase Agreement dated February 16, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.4	Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.5	Employment Contract between IMK Korea Co. Ltd. and Jae Min Oh dated March 17, 2015 (English translation).	(5)
10.6	Employment Contract between IMK Korea Co. Ltd. and Rak Gu Kim dated March 17, 2015 (English translation).	(5)
10.7	Employment Contract between IMK Korea Co. Ltd. and Sung Ho Park dated March 17, 2015 (English translation).	(5)
10.8	Employment Contract between IMK Korea Co. Ltd. and Jae Kang Lee dated March 17, 2015 (English translation).	(5)
14.1	Code of Ethics.	(5)
21.1	List of Subsidiaries.	(5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
101.INS	XBRL Instance Document.	(5)
101.SCH	XBRL Taxonomy Extension Schema.	(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase.	(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(5)

Notes:

(1)	Filed as an exhibit to our Form 8-A filed with the SEC on December 3, 2010.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on March 28, 2005, as amended.
(3)	Filed as an exhibit to our Amendment No. 4 to Registration Statement on Form SB-2 filed with the SEC on February 9, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2015.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMK GROUP, INC.

Date: July 29, 2015	By:	/s/ JAE MIN OH
JAE MIN OH
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2015	By:	/s/ JAE MIN OH
JAE MIN OH
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 29, 2015	By:	/s/ RAK GU KIM
RAK GU KIM
Chief Financial Officer, Treasurer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2015	By:	/s/ SUNG HO PARK
SUNG HO PARK
Chairman

Date: July 29, 2015	By:	/s/ KYUNG-CHUN (KEN) MIN
KYUNG-CHUN (KEN) MIN
Director

Date: July 29, 2015	By:	/s/ JAE KANG LEE
JAE KANG LEE
Director