Form 10-Q
period 2015-05-31
IMK GROUP, INC.
filed 2015-08-27
CIK 1321710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER     000-54211

IMK GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2495218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Fl. KGIT, 1601 SanAm-Dong
Mapo-Gu, Seoul, Korea	1601
(Address of principal executive offices)	(Zip Code)

02-6959-8500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 26, 2015, the Registrant had 31,599,926 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that can be expected for the year ending February 28, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “IMK Group,” and the “Company” mean IMK Group, Inc. together with its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED – EXPRESSED IN US DOLLARS)

	May 31, 2015	February 28, 2015
		(Audited)
ASSETS

Cash	$59,555	$884,643
Accounts receivable, net	5,819	6,688
Inventory	1,798	-
Prepaid expenses	41,786	-
Taxes recoverable	3,453	-
Deposits	89,900	-
Property and equipment	107,880	-

TOTAL ASSETS	$310,191	$891,331

LIABILITIES

Accrued expenses	$122,258	$90,042
Unearned revenue	15,324	1,300
Accrued interest – related party	-	64,779
Advances due to related party	53,367	62,009
Loan payable – related party	-	223,221

TOTAL LIABILITIES	190,949	441,351

STOCKHOLDERS’ EQUITY

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 31,599,926 and 30,715,420 shares, respectively	3,159	3,071
Additional paid-in capital	1,258,969	1,234,052
Accumulated other comprehensive loss	(2,210)	-
Accumulated deficit	(1,140,676)	(787,143)

TOTAL STOCKHOLDERS’ EQUITY	119,242	449,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,191	$891,331

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	2015	2014

REVENUE	$12,031	$12,227

COST OF REVENUE	820	554

GROSS PROFIT	11,211	11,673

OPERATING EXPENSES
Selling, general and administrative	364,518	31,132

TOTAL OPERATING EXPENSES	364,518	31,132

LOSS FROM OPERATIONS	(353,307)	(19,459)

OTHER (EXPENSE)
Other income	2	2,857
Interest expense	(228)	(4,119)

TOTAL OTHER (EXPENSE)	(226)	(1,262)

LOSS BEFORE INCOME TAXES	(353,533)	(20,721)

Income tax expense	-	800

NET LOSS	$(353,533)	$(21,521)
Foreign currency translation	(2,210)	-
COMPREHENSIVE LOSS	$(355,743)	$(21,521)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	31,513,398	1,599,750

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2015

(UNAUDITED – EXPRESSED IN US DOLLARS)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, March 1, 2015	30,715,420	$3,071	$1,234,052	$-	$(787,143)	$449,980

Issuance of common stock, net of expenses	884,506	88	24,917	-	-	25,005

Foreign currency translation	-	-	-	(2,210)	-	(2,210)

Net loss for the three month ended May 31, 2015	-	-	-	-	(353,533)	(353,533)

Balance, May 31, 2015	31,599,926	$3,159	$1,258,969	$(2,210)	$(1,140,676)	$119,242

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(353,533)	$(21,521)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	-	15,800
Bad debt expense	348	1,928
Changes in operating assets and liabilities:
Accounts receivable	521	(4,063)
Inventory	(1,798)	-
Prepaid expenses	(41,786)	-
Taxes recoverable	(3,453)	-
Accrued expenses	32,216	4,248
Accrued interest	(64,779)	-
Unearned revenue	14,024	-

NET CASH USED BY OPERATING ACTIVITIES	(418,240)	(3,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(106,920)	-
Deposits paid	(89,900)	-

NET CASH USED BY INVESTING ACTIVITIES	(196,820)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,005	-
Proceeds from loan payable – related party	18,358	-
Repayment of loan payable – related party	(250,221)	(1,850)

NET CASH USED BY FINANCING ACTIVITIES	(206,858)	(1,850)

NET DECREASE IN CASH	(821,918)	(5,458)

FOREIGN-CURRENCY EFFECT ON CASH	(3,170)	-

CASH AT THE BEGINNING OF THE PERIOD	884,643	6,855

CASH AT THE END OF THE PERIOD	$59,555	$1,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$64,779	$258
Taxes paid	$-	$-

 The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at May 31, 2015 and February 28, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Three customers represented approximately 44% (11%, 13% and 20%) of total gross accounts receivable as of May 31, 2015.  Two customers represented approximately 30% (11% and 19%) of total gross accounts receivable as of February 28, 2015.

Three customers in the three month ended May 31, 2015 represented approximately 56% (14%, 15, and 27%) of total revenues for that period. Three customers in the three months ended May 31, 2014 represented approximately 53% (13%, 13% and 27%) of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the three months ended May 31, 2015 or 2014. No other individual customer balance represented more than 10% of the total gross accounts receivable at May 31, 2015 or February 28, 2015.

Revenue Recognition

Prior to June 22, 2015, the Company sold videos produced by the Company, as well as videos produced by third parties. Sales were recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

The Company distributes and sells cosmetics products and recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. An allowance for doubtful accounts amounting to $8,880 and $8,880 is recorded as of May 31, 2015 and February 28, 2015, respectively. The Company does not require collateral to support its accounts receivable nor does it accrue interest thereon.

Production Costs

The Company expensed production costs as incurred when the costs were related to videos where there was no historical revenue to aid the Company in accurately forecasting revenues to be earned on the related videos.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of May 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding as of the three months ended May 31, 2015 and 2014.

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

NOTE 2               UNEARNED REVENUE

On October 17, 2012, the Company signed an agreement with EBSCO Publishing, Inc., licensing them the distribution rights to four DVD’s owned by the Company in exchange for royalties on the net revenue collected. Under the terms of the agreement, the Company received a $1,200 advance on royalties. The entire amount is classified as part of Unearned Revenue on the accompanying balance sheets as of May 31, 2015 and February 28, 2015 as there have not been any sales of the DVD reported to the Company.

On March 19, 2015 and May 28, 2015, the Company received advances from PHILOS Co., Ltd. (“PHILOS”), to provide consulting services in relation to marketing of the “PQ-10” product line. The advances amounted to $14,024 (SKW 15,600,000) and the entire amount is classified as part of Unearned Revenue on the accompanying balance sheets as of May 31, 2015 as the consulting services were rendered subsequent to May 31, 2015.

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

During the year ended February 28, 2015, a company with common directors advanced a total of $62,009 to the Company. During the three months ended May 31, 2015, repayments were made to reduce the total amount of these advances owing to $35,009. The advances are unsecured, non-interest bearing and due on demand.

Short-Term Loans

During the three months ended May 31, 2015, IMK Korea entered into a loan agreement with a company with common directors in the amount of $18,358 (SKW 20,420,000). The loan is unsecured, non-interest bearing and due on or before August 31, 2015.

Management Compensation

Key management includes the directors, the Chairman, the Chief Executive Officer, the Chief Financial Officer and the former Chief Executive Officer. Compensation paid or payable to key management for services provided during the three months ended May 31, 2015 were $81,205 (SKW 89,166,664) in salaries and $66,000 in consulting fees.

NOTE 4               STOCKHOLDERS’ EQUITY

For the three months ended May 31, 2015, the Company issued 884,506 shares of the Company's common stock at a price of $0.02827 per share for total proceeds of $25,005 pursuant to a private placement offering approved by the Company’s Board of Directors.

NOTE 5               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at May 31, 2015:

Net operating loss carry-forward	$99,055
Less valuation allowance	(99,055)
Net deferred tax assets, May 31, 2015	$-

Summary of valuation allowance:

Balance March 1, 2014	$61,932
Additions for the three months ended May 31, 2015	37,123
Balance, May 31, 2015	$99,055

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

Net Operating Loss

The Company has approximately $413,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at May 31, 2015.

NOTE 6               SUBSEQUENT EVENTS

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

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 (approximately $168,470) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months, with interest on overdue interest accruing at a rate of 18% per annum. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”).

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended May 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Quarterly Report on Form 10-Q and the Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraphs and the risk factors described in this Quarterly Report and in the Company’s other documents filed with the SEC should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended February 28, 2015 filed with the SEC on July 29, 2015.

OVERVIEW

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

In June 2015, we sold our self-improvement, educational and workforce training DVD and programs business so that we could better focus our available resources on the development of our cosmetics and health and wellness business.

RESULTS OF OPERATIONS

On June 22, 2015, we disposed of all our assets, and assigned all of our liabilities, that were exclusively related to our self-improvement, educational and workforce training business. Our current business focus is on the development of our cosmetics and health and wellness services business. As a result, our results of operation for the quarter ended May 31, 2015 and May 31, 2014 are not expected to be indicative of our future results or performance.

Revenues

Our revenues for the three months ended May 31, 2015 were $12,031, which were consistent with the revenues of $12,227 for the three months ended May 31, 2014. $911 of revenues during the three months ended May 31, 2015 were related to distribution of cosmetics products.

The cost of revenues during the three month period ended May 31, 2015 was $820. The cost of revenues during the three months ended May 31, 2014 was $554. The cost of revenues for the three months ended May 31, 2015 was higher, because the Company started distributing cosmetics products at near cost for promotional purposes during the current quarter.

We have not yet earned any significant revenue from the commercial manufacture, distribution or sale of cosmetics products, and there is no assurance that we will earn any significant revenue from this business in the future.

Expenses

Selling, general and administrative expenses were $364,518 during the three month period ended May 31, 2015 as compared to $31,132 during the comparative period ended May 31, 2014. The increase was primarily due to increased operations through IMK Korea, which incurred selling, general and administrative expenses of $219,903. In addition, we paid $45,000 in consulting fees to our former CEO, Buddy Young, for services rendered under the terms of a consulting agreement during the current quarter and incurred legal and administrative expenses of $26,076 in relation to the completion of that Securities Purchase Agreement dated February 16, 2015 among us, Mr. Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim (the “Securities Purchase Agreement”).

Selling and marketing expenses were $5,487 for the three months ended May 31, 2015 as compared to $1,844 for the three months ended May 31, 2014. The increase was due to a one-time marketing cost paid to enhance awareness of the self-improvement, educational and workforce training business.

During the three months ended May 31, 2015, we incurred a total of $359,031 in general and administrative expenses.  This consisted primarily of $165,363 in salary expenses and professional fees incurred by IMK Korea and $118,736 of professional fees and consulting services incurred by us. During the same period in 2014, we incurred a total of $29,288 in general and administrative expenses. This consisted primarily of $15,800 of contributed services by our former CEO, Buddy Young. We valued the contributed services from Buddy Young at $100 per hour.

We incurred $228 and $4,119 in interest expense during the three months ended May 31, 2015 and May 31, 2014, respectively.  Of these amounts, $nil and $3,861 related to the interest charges we incurred on our loan from Buddy Young in each period, respectively.  The remaining interest expense relates to a company credit card.

During the next twelve months, we intend to focus our business efforts on the development of our cosmetics and health and wellness business. As such, our historical results are not expected to be reflecting of our future expenses and capital requirements. As we pursue the development of this business, we expect that our operating expenses will be significantly greater than our operating expenses for prior years. In addition, because of our lack of operating history in this area, it may be difficult for us to predict future operating expenses and capital requirements related to this business.

Employees

Effective March 17, 2015, certain of our officers and directors entered into employment agreements with IMK Korea. Each of these executive officers and directors are compensated directly by IMK Korea as follows:

Name and Position	Gross Annual Salaries (South Korean Wan)	Gross Annual Salaries ($1 = SKW 1,100)
Jae Min Oh Director, Chief Executive Officer and President	SKW 120,000,000	$109,090.91
Rak Gu Kim Director, Chief Financial Officer, Treasurer and Secretary	SKW 100,000,000	$90,909.09
Jae Kang Lee Director and Chief Executive Officer of IMK Korea	SKW 90,000,000	$81,818.18
Sung Ho Park Chairman of the Board of Directors	SKW 150,000,000	$136,363.64

Liquidity and Capital Resources

We had a cash balance of $59,555 on May 31, 2015. During the three months ended May 31, 2015, net cash used by operating activities was $418,240, net cash used by purchase of office equipment and long term lease deposit as part of investing activities was $196,820, and net cash used by financing activities was $206,858 which consisted of issuance of common shares and settlement of promissory note payable. The promissory note in the amount of $223,221 plus accrued interest of $64,779 was settled in full on March 2, 2015.

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 (approximately $168,470) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months, with interest on overdue interest accruing at a rate of 18% per annum. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On February 27, 2015, we issued 29,115,670 shares of our common stock for total gross proceeds of $823,099 pursuant to a private placement offering. However, we now intend to focus our business development efforts in the areas of cosmetics and health and wellness services and have disposed of all the assets and liabilities exclusively related to the self-improvement, educational and workforce training DVD business on June 22, 2015. Therefore, our current financial resources are not considered adequate to fund our planned future operations.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its cosmetics products sufficient to sustain its longer-term operations and growth initiatives.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Our significant accounting policies are disclosed in Note 1 to the unaudited condensed financial statements included in this Quarterly Report. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Revenue Recognition. Prior to June 22, 2015, the Company sold videos produced by the Company, as well as videos produced by third parties. Sales were recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company has made no provision for returns.

The Company distributes and sells cosmetics products and recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

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

Foreign Currency Gains and Losses. Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of May 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Standards and Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended May 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None.

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

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

●	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.               OTHER INFORMATION.

Change in Principal Independent Accountant

On June 18, 2015 Farber Hass Hurley LLP (“Farber Hass”) resigned as our principal independent accountants. On July 8, 2015 we engaged PLS CPA, A Professional Corp. as our new principal independent accountants. The information required by Item 3.04 of Regulation S-K is provided in our Current Reports on Form 8-K filed with the SEC on June 19, 2015 and July 13, 2015.

Sale of DVD and Training Business Assets

In June 2015, we sold all of our assets and all of our liabilities exclusively related to our self-improvement, educational and workforce training business. The information required by Item 1.01 and Item 2.01 of Form 8-K was provided in our Current Report on Form 8-K filed on June 26, 2015.

Compensatory Agreements of Executive Officers and Directors

In March 2015, certain of our executive officers and directors entered into compensation agreements with our wholly owned subsidiary IMK Korea Co. Ltd. Information regarding these compensation agreements was provided in our Annual Report on Form 10-K for the year ended February 28, 2015.

MBK Loan

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 (approximately $168,470) (the “MBK Loan”). A description of the MBK Loan is provided under Part I, Item 2. of this Quarterly Report on Form 10-Q.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to Certificate of Incorporation (increasing authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share).	(1)
3.3	Certificate of Amendment to Certificate of Incorporation effective March 13, 2015 (Name Change).	(4)
3.4	Bylaws.	(2)
4.1	Specimen Common Stock Certificate.	(2)
10.1	$100,000 Promissory Note due Buddy Young which contains his obligations to lend funds to the Company.	(3)
10.2	Amendment to $100,000 Promissory Note due Buddy Young.	(3)
10.3	Securities Purchase Agreement dated February 16, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.4	Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.5	Employment Contract between IMK Korea Co. Ltd. and Jae Min Oh dated March 17, 2015 (English translation).	(5)
10.6	Employment Contract between IMK Korea Co. Ltd. and Rak Gu Kim dated March 17, 2015 (English translation).	(5)
10.7	Employment Contract between IMK Korea Co. Ltd. and Sung Ho Park dated March 17, 2015 (English translation).	(5)

Exhibit Number	Description of Exhibit
10.8	Employment Contract between IMK Korea Co. Ltd. and Jae Kang Lee dated March 17, 2015 (English translation).	(5)
10.9	Convertible Loan Agreement between IMK Korea Co. Ltd. and MBK Co. Ltd. dated June 22, 2015 (English translation)	(6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
101.INS	XBRL Instance Document.	(6)
101.SCH	XBRL Taxonomy Extension Schema.	(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase.	(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(6)

Notes:

(1)	Filed as an exhibit to our Form 8-A filed with the SEC on December 3, 2010.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on March 28, 2005, as amended.
(3)	Filed as an exhibit to our Amendment No. 4 to Registration Statement on Form SB-2 filed with the SEC on February 9, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2015.
(5)	Filed as an exhibit to our Annual Report on Form 10-K filed on July 29, 2015.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMK GROUP, INC.

Date:	August 26, 2015	By:	/s/ JAE MIN OH
JAE MIN OH
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 26, 2015	By:	/s/ RAK GU KIM
RAK GU KIM
Chief Financial Officer, Treasurer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)