Form 10-Q
period 2015-08-31
IMK GROUP, INC.
filed 2015-10-19
CIK 1321710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 14, 2015, the Registrant had 31,599,926 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ending February 29, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “IMK Group,” and the “Company” mean IMK Group, Inc. together with its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED – EXPRESSED IN US DOLLARS)

	August 31, 2015	February 28, 2015
		(Audited)
ASSETS

Cash	$5,518	$855,109
Inventory	9,961	-
Prepaid expenses	3,008	-
Taxes recoverable	3,243	-
Assets held for sale	-	36,222
Deposits	84,500	-
Property and equipment	101,400	-

TOTAL ASSETS	$207,630	$891,331

LIABILITIES

Accrued expenses	$136,488	$55,267
Liabilities held for sale	-	324,075
Advances due to related party	52,264	62,009
Convertible debenture	169,000	-

TOTAL LIABILITIES	357,752	441,351

STOCKHOLDERS’ EQUITY

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 31,599,926 and 30,715,420 shares, respectively	3,159	3,071
Additional paid-in capital	1,258,969	1,234,052
Accumulated other comprehensive loss	(3,525)	-
Accumulated deficit	(1,408,725)	(787,143)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(150,122)	449,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,630	$891,331

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014

REVENUE	$11,739	$-	$12,649	$-

COST OF REVENUE	-	-	820	-

GROSS PROFIT	11,739	-	11,829	-

OPERATING EXPENSES
Selling, general and administrative	290,405	7,850	599,286	13,400

TOTAL OPERATING EXPENSES	290,405	7,850	599,286	13,400

LOSS FROM OPERATIONS	(278,666)	(7,850)	(587,457)	(13,400)

OTHER EXPENSE	(175)	-	(173)	-

NET LOSS FROM CONTINUING OPERATIONS	(278,841)	(7,850)	(587,630)	(13,400)

NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	10,792	(37,628)	(33,952)	(53,599)

NET LOSS	$(268,049)	$(45,478)	$(621,582)	$(66,999)
Foreign currency translation	(1,315)	-	(3,525)	-

COMPREHENSIVE LOSS	$(269,364)	$(45,478)	$(625,107)	$(66,999)

LOSS PER COMMON SHARE
Continuing operations (Basic and diluted)	(0.01)	(0.01)	(0.02)	(0.01)
Discontinued operations (Basic and diluted)	-	(0.02)	-	(0.03)
NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	31,599,926	1,599,750	31,556,662	1,599,750

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED AUGUST 31, 2015

(UNAUDITED – EXPRESSED IN US DOLLARS)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, March 1, 2015	30,715,420	$3,071	$1,234,052	$-	$(787,143)	$449,980

Issuance of common stock, net of expenses	884,506	88	24,917	-	-	25,005

Foreign currency translation	-	-	-	(3,525)	-	(3,525)

Net loss for the six months ended August 31, 2015	-	-	-	-	(621,582)	(621,582)

Balance, August 31, 2015	31,599,926	$3,159	$1,258,969	$(3,525)	$(1,408,725)	$(150,122)

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(621,582)	$(66,999)
Losses from discontinued operations, net of tax	33,952	53,599
Bad debt expense – discontinued operations	348	-
Gain on sale of business – discontinued operations	(24,326)	-
Net loss from continuing operations	(611,608)	(13,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Inventory	(9,961)	-
Prepaid expenses	(3,008)	-
Taxes recoverable	(3,243)	-
Accrued expenses	81,221	12,175
Cash used by operating activities – continuing operations	(546,599)	(1,225)
Cash used by operating activities – discontinued operations	(74,606)	(38,345)
NET CASH USED BY OPERATING ACTIVITIES	(621,205)	(39,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(106,920)	-
Deposits paid	(84,500)	-

NET CASH USED BY INVESTING ACTIVITIES	(191,420)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,005	-
Proceeds from convertible debenture	169,000	-
Repayment of loan payable – related party	(9,745)	-
Cash provided by financing activities – continuing operations	184,260	-
Cash provided by (used by) financing activities – discontinued operations	(223,221)	35,650
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(38,961)	35,650

NET DECREASE IN CASH	(851,586)	(3,920)

FOREIGN CURRENCY EFFECT ON CASH	1,995	-

CASH AT THE BEGINNING OF THE PERIOD	855,109	6,855

CASH AT THE END OF THE PERIOD	$5,518	$2,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid – discontinued operations	$300	$557
Taxes paid – discontinued operations	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015

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

On March 6, 2015, the Company incorporated a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”), which is to engage in the commercial manufacturing and distribution of a line of cosmetics products based on Pinux, an extract from the Pinus Radiata tree bark. IMK Korea will seek to distribute these cosmetic lines to skin clinics and hospitals in Seoul, Korea, as well as beauty shops located in Korea, China, Hong Kong and Vietnam.

On June 22, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Buddy Young, pursuant to which the Company agreed to sell all of its right, title and interest in and those assets exclusively related to the Company’s business of producing and distributing self-improvement, educational and workforce training videos (the “Legacy Business”). Under the terms of the Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Legacy Business to Mr. Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. By completing the sale of the Legacy Business to Mr. Young, the Company expects to be able to better focus its resources on the development of its cosmetics business and other related ventures. The results of operations attributable to the Legacy Business are reported in the Company’s condensed consolidated financial statements as discontinued operations. Additionally, the Legacy Business balance sheet positions as of February 28, 2015 have been reclassified as Assets and Liabilities held for sale in the condensed consolidated balance sheets.

The Company is currently focusing its business efforts on the development of its cosmetics and health and wellness business. However, as part of the Company’s efforts to obtain financing, management is currently examining all of the options available to the Company. In the future, this could include changes to the Company’s business plans or to the nature of the business.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at August 31, 2015 and February 28, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentrations and Credit Risk

Prior to the sale of the Legacy Business on June 22, 2015, the financial instruments that potentially subjected the Company to significant concentration of credit risk consisted primarily of accounts receivable. As part of the sales agreement, all of the assets exclusively related to the Legacy Business including accounts receivable was transferred to the purchaser effectively reducing the Company’s credit risk.

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

The Company also provides consulting services in relation to the marketing of cosmetics products and recognizes revenue upon delivery of services to the customer which occurs when (i) the services are rendered to the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of August 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. For the six months ended August 31, 2015, a convertible debenture was issued but potential dilution was excluded from the diluted loss per share calculation because including them would have been anti-dilutive in the period. The Company had no potentially dilutive securities outstanding as of the six months ended August 31, 2014.

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

As part of the Company’s efforts to obtain financing, management is currently examining all of the options available to the Company, which could include changes to the Company’s business plans or to the nature of the business in the future. As such, the historical results experienced by the Company are not expected to be reflecting of the Company’s future expenses and capital requirements, and the Company expects its operating expenses to be significantly greater than the operating expenses for prior years. In addition, because of the Company’s lack of operating history in areas other than the Legacy Business, it may be difficult for the Company to predict future operating expenses and capital requirements.

NOTE 2               RELATED PARTY TRANSACTIONS

Prepaid Loan Commitment

On February 16, 2005, the Company’s President, Buddy Young, accepted an unsecured promissory note from the Company and agreed to lend up to $300,000 to the Company to fund any cash shortfalls through March 31, 2015. The note bore interest at 8% and was due upon demand, no later than June 30, 2015. On February 16, 2015, the Company agreed to settle the outstanding balance at that time of $226,755 with accrued interest of $64,779 in full for the sum of $288,000 and as a result recognized a gain on extinguishment of debt of $3,534 during the year ended February 28, 2015. The outstanding balance was $223,221 and $192,604 with accrued interest of $64,779 and $47,575 as of February 28, 2015 and 2014 respectively. The settlement was paid in full on March 2, 2015.

Effective June 1, 2014, the Board of Directors agreed to a compensation amount of $12,500 per month for the period of June 1 through August 31, 2014, for Mr. Young’s services; the compensation was accrued at the end of each month and was to be paid once funds became available. The Company included these accruals in the Loan Payable – related party balance on the accompanying balance sheet as of February 28, 2015, which was settled on March 2, 2015 as indicated above.

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

During the year ended February 28, 2015, a company with common directors advanced a total of $62,009 to the Company. During the six months ended August 31, 2015, repayments were made to reduce the total amount of these advances owing to $35,009. The advances are unsecured, non-interest bearing and due on demand.

Short-Term Loans

During the six months ended August 31, 2015, IMK Korea entered into a loan agreement with a company with common directors in the amount of $17,255 (SKW 20,420,000). The loan is unsecured, non-interest bearing and matures one year from the issue date.

Management Compensation

Key management includes the directors, the Chairman, the Chief Executive Officer, the Chief Financial Officer and the former Chief Executive Officer. Compensation paid or payable to key management for services provided during the six months ended August 31, 2015 were $113,723 (SKW 127,499,997) in salaries and $81,000 in consulting fees.

NOTE 3               DEBT AND EQUITY FINANCING

Stockholders’ Equity

For the six months ended August 31, 2015, the Company issued 884,506 shares of the Company's common stock at a price of $0.02827 per share for total proceeds of $25,005 pursuant to a private placement offering approved by the Company’s Board of Directors.

Convertible Debenture

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 ($169,000) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

NOTE 4               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at August 31, 2015:

Net operating loss carry-forward	$110,704
Less valuation allowance	(110,704)
Net deferred tax assets, August 31, 2015	$-

Summary of valuation allowance:

Balance March 1, 2015	$61,932
Additions for the six months ended August 31, 2015	48,772
Balance, August 31, 2015	$110,704

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

Net Operating Loss

The Company has approximately $459,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at August 31, 2015.

NOTE 5              DISCOUNTINUED OPERATIONS

On June 22, 2015, pursuant to the Agreement, the Company agreed to sell all of its right, title and interest in and those assets exclusively related to the Company’s Legacy Business. Under the terms of the Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Legacy Business to Buddy Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. By completing the sale of the Legacy Business to Mr. Young, the Company expects to be able to better focus its resources on the development of its cosmetics business and other related ventures. The results of operations attributable to the Legacy Business are reported in the Company’s condensed consolidated financial statements as discontinued operations. Additionally, the Legacy Business balance sheet positions as of February 28, 2015 have been reclassified as Assets and Liabilities held for sale in the condensed consolidated balance sheets.

The following are the summarized results of discontinued operations for the three and six months ended August, 2015 and 2014:

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014

Revenue	$4,664	$10,200	$15,784	$22,427
Cost of revenue	-	-	-	(554)
Selling, general and administrative	(18,126)	(43,176)	(73,762)	(68,758)
Other income	-	-	-	2,857
Interest expense	(72)	(4,652)	(300)	(8,771)
Gain on sale of business	24,326	-	24,326	-
Income tax expense	-	-	-	(800)
Net earnings (loss) from discontinued operations	$10,792	$(37,628)	$(33,952)	$(53,599)

The major components of assets and liabilities of the Legacy businesses held for sale at August 31, 2015 and February 28, 2015 were as follows:

	August 31, 2015	February 28, 2015

ASSETS
Cash	$-	$29,534
Accounts receivable, net	-	6,688
Total assets held for sale	$-	$36,222

LIABILITIES
Accrued expenses	$-	$34,775
Unearned revenue	-	1,300
Accrued interest – related party	-	64,779
Advances due to related party	-	223,221
Total liabilities held for sale	$-	$324,075

NOTE 6               SUBSEQUENT EVENTS

On October 8, 2015, IMK Korea entered into a Loan Agreement with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 50,000,000 (approximately $43,250). The loan is due and payable on April 7, 2016, with interest payable at a rate of 6.9% per annum, with overdue principal and interest accruing at 18% per annum.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended August 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

In March 2015, we announced our intention to change our business to the commercial manufacturing, distribution and marketing of cosmetics products and formed a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”) under the laws of the Republic of Korea for that purpose. In addition, we have future plans to offer health and wellness services and to develop and build a wealth and wellness resort and spa. As reflected in our results of operations for the period ended August 31, 2015, we are currently still in the process of pursuing our business development efforts in these areas. However, as part of our efforts to obtain financing for our business development efforts, our management is reviewing all of the options available to us. In the future, this could include changes to our business plans or to the nature of our business. See “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.

In June 2015, we sold our self-improvement, educational and workforce training DVD and programs business so that we could better focus our available resources on the development of our cosmetics and health and wellness business.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended May 31, 2015:

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 ($169,000) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

RESULTS OF OPERATIONS

On June 22, 2015, we disposed of all our assets, and assigned all of our liabilities, that were exclusively related to our self-improvement, educational and workforce training business (the “Legacy Business”). Our current business focus is on the development of our cosmetics and health and wellness services business. However, as part of our efforts to obtain financing for our business development efforts, our management is reviewing all of the options available to us. In the future, this could include changes to our business plans or to the nature of our business. See “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q. As a result, our results of operations for the interim periods ended August 31, 2015 and August 31, 2014 are not expected to be indicative of our future results or performance.

We have not yet earned any significant revenue from the commercial manufacture, distribution or sale of cosmetics products, and there is no assurance that we will earn any significant revenue from this business in the future.

Three-Month Period Ended August 31, 2015 Compared to Three-Month Period Ended August 31, 2014

Revenues

Our revenues for the three months ended August 31, 2015 were $11,739, which were derived from consulting services provided in relation to the marketing of cosmetics products. See “Revenue Recognition” under “Critical Accounting Policies.” We did not earn any revenue from the distribution or sale of cosmetics products during the three month period ended August 31, 2015.

Revenues of $4,664 (2014 – $10,200) which were attributable to the Legacy Business during the three months ended August 31, 2015 were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations. The decrease of $5,536 in revenue was mainly the result of a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

Expenses

Selling, general and administrative expenses during the three month period ended August 31, 2015 were $290,405, compared to a total of $7,850 not attributable to the Legacy Business during the three months ended August 31, 2014. The increase was primarily due to increased operations through IMK Korea, which incurred selling, general and administrative expenses of $217,870.

To date, our expenses have consisted mainly of selling, general and administrative expenses, with the main components being salary expenses, professional and consulting services.

The selling, general and administrative expenses of $18,126 (2014 – $43,176) which were attributable to the Legacy Business during the three months ended August 31, 2015 were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations. The decrease of $25,050 in expenses was mainly the result of a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

Gain from the Sale of Business

On June 22, 2015, we disposed of all our assets and assigned all of our liabilities that were exclusively related to the Legacy Business, to Buddy Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. As at June 22, 2015, total assets and liabilities attributed to the Legacy Business were $15,901 and $40,227, respectively. As a result, a gain of $24,326 on sale of business was recognized and net earnings from discontinued operations of $10,792 (2014 – net loss of $37,628) were reported in the Company’s condensed consolidated statements of operations for the three months ended August 31, 2015.

Six-Month Period Ended August 31, 2015 Compared to Six-Month Period Ended August 31, 2014

Revenues

Our revenues for the six months ended August 31, 2015 were $12,649, which were derived from consulting services provided in relation to the marketing of cosmetics products ($11,738) and distribution of cosmetics products ($911).

Revenues of $15,784 (2014 – $22,427) which were attributable to the Legacy Business during the six months ended August 31, 2015 were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations. The decrease of $6,643 in revenue was mainly the result of a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

The cost of revenues during the six months ended August 31, 2015 were $820, which were comprised of cost of cosmetics products purchased for resale from other producers. The cost of revenues of $nil (2014 – $554) which were attributable to the Legacy Business during the six months ended August 31, 2015 were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations.

Expenses

Selling, general and administrative expenses during the six month period ended August 31, 2015 were $599,286, compared to a total of $13,400 not attributable to the Legacy Business during the six months ended August 31, 2014. The increase was primarily due to increased operations through IMK Korea, which incurred selling, general and administrative expenses of $437,774.

To date, our expenses have consisted mainly of selling, general and administrative expenses, with the main components being salary expenses, professional and consulting services.

The selling, general and administrative expenses of $73,762 (2014 – $68,758) which were attributable to the Legacy Business during the six months ended August 31, 2015 were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations. During the six month ended August 31, 2015, lower selling, general and administrative expenses were incurred, but the Legal Business also paid $60,000 in consulting fees to the former CEO Buddy Young. This caused an increase in the overall selling, general and administrative expenses compared to the prior period, despite a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

Gain from the Sale of Business

On June 22, 2015, we disposed of all our assets and assigned all of our liabilities that were exclusively related to the Legacy Business, to Buddy Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. As at June 22, 2015, total assets and liabilities attributed to the Legacy Business were $15,901 and $40,227, respectively. As a result, a gain of $24,326 on sale of business was recognized and net loss from discontinued operations of $33,952 (2014 – $53,599) was reported in the Company’s condensed consolidated statements of operations for the six months ended August 31, 2015.

We are currently focusing our business efforts on the development of our cosmetics and health and wellness business. However, as part of our efforts to obtain financing, our management is currently examining all of our options and our business and business plans could be subject to change. As such, our historical results are not expected to be reflecting of our future expenses and capital requirements. As we pursue our business development efforts, we expect that our operating expenses will be significantly greater than our operating expenses for prior years. In addition, because of our lack of operating history in areas other than the Legacy Business, it may be difficult for us to predict future operating expenses and capital requirements.

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

Liquidity and Capital Resources

We had a cash balance of $5,518 on August 31, 2015. During the six months ended August 31, 2015, net cash used by operating activities was $621,205, net cash used by purchase of office equipment and long term lease deposit as part of investing activities was $191,420, and net cash used by financing activities was $38,961 which consisted of issuance of common shares and issuance of convertible debenture offset by the settlement of promissory note payable. The promissory note settled in the amount of $223,221 was attributed to the Legacy Business and reported in the Company’s condensed consolidated statement of cash flows as discontinued operations in the financing activities.

On or about June 22, 2015, IMK Korea entered into the MBK Loan Agreement with MBK, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 ($169,000) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

On October 8, 2015, IMK Korea entered into a Loan Agreement with MBK, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 50,000,000 (approximately $43,250). The loan is due and payable on April 7, 2016, with interest payable at a rate of 6.9% per annum, with overdue principal and interest accruing at 18% per annum.

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

In addition, as part of our efforts to obtain financing, our management is currently examining all of our options, which could include changes to the Company’s business plans or to the nature of the business in the future. As such, our historical results are not expected to be reflecting of our future expenses and capital requirements, and we expect our operating expenses to be significantly greater than our operating expenses for prior years.

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

Revenue Recognition. Prior to June 22, 2015, we sold videos produced by us, as well as videos produced by third parties. Sales were recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, we have made no provision for returns.

We distribute and sell cosmetics products and recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

We also provide consulting services in relation to the marketing of cosmetics products and recognizes revenue upon delivery of services to the customer which occurs when (i) the services are rendered to the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

Non-Cash Equity Issuances. We periodically issues shares of our common stock in exchange for, or in settlement of, services. Our management values the shares issued in such transactions at either the then market price of our common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Foreign Currency Gains and Losses. Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of August 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Standards and Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.         CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of August 31, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended August 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are currently focused on our efforts to develop our cosmetics and health and wellness business, our business plans and the nature of our business is subject to change.

Our efforts to obtain long term financing are ongoing. As reflected in our results of operations for the period ended August 31, 2015, we are currently still in the process of pursuing our cosmetics and health and wellness business development efforts. However, as part of our efforts to obtain long term financing, our management is examining all of the options available to us. In the future, these may include potential changes to our business plan or to the nature of our business. As a result, our business and business plans are subject to change and our historical results of operations may not be indicative of future results or performance.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to Certificate of Incorporation (increasing authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share).	(1)
3.3	Certificate of Amendment to Certificate of Incorporation effective March 13, 2015 (Name Change).	(4)
3.4	Bylaws.	(2)
4.1	Specimen Common Stock Certificate.	(2)
10.1	$100,000 Promissory Note due Buddy Young which contains his obligations to lend funds to the Company.	(3)
10.2	Amendment to $100,000 Promissory Note due Buddy Young.	(3)
10.3	Securities Purchase Agreement dated February 16, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.4	Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.5	Employment Contract between IMK Korea Co. Ltd. and Jae Min Oh dated March 17, 2015 (English translation).	(5)

Exhibit Number	Description of Exhibit
10.6	Employment Contract between IMK Korea Co. Ltd. and Rak Gu Kim dated March 17, 2015 (English translation).	(5)
10.7	Employment Contract between IMK Korea Co. Ltd. and Sung Ho Park dated March 17, 2015 (English translation).	(5)
10.8	Employment Contract between IMK Korea Co. Ltd. and Jae Kang Lee dated March 17, 2015 (English translation).	(5)
10.9	Convertible Loan Agreement between IMK Korea Co. Ltd. and MBK Co. Ltd. dated June 22, 2015 (English translation)	(6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)
101.INS	XBRL Instance Document.	(7)
101.SCH	XBRL Taxonomy Extension Schema.	(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase.	(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(7)

Notes:

(1)	Filed as an exhibit to our Form 8-A filed with the SEC on December 3, 2010.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on March 28, 2005, as amended.
(3)	Filed as an exhibit to our Amendment No. 4 to Registration Statement on Form SB-2 filed with the SEC on February 9, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2015.
(5)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on July 29, 2015.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 27, 2015.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMK GROUP, INC.

Date:	October 16, 2015	By:	/s/ Jae Min Oh
JAE MIN OH
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	October 16, 2015	By:	/s/ Rak Gu Kim
RAK GU KIM
Chief Financial Officer, Treasurer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)