Form 10-Q
period 2015-11-30
IMK GROUP, INC.
filed 2016-02-16
CIK 1321710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 16, 2016, the Registrant had 31,599,926 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ending February 29, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “IMK Group,” and the “Company” mean IMK Group, Inc. together with its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED – EXPRESSED IN US DOLLARS)

	November 30, 2015	February 28, 2015
		(Audited)
ASSETS

Cash	$5,617	$855,109
Prepaid expenses	8,232	-
Taxes recoverable	23,140	-
Assets held for sale	-	36,222
Deposits	86,400	-
Property and equipment	103,680	-

TOTAL ASSETS	$227,069	$891,331

LIABILITIES

Accrued expenses	$309,081	$55,267
Liabilities held for sale	-	324,075
Advances due to related party	52,652	62,009
Loan payable	52,433	-
Convertible debenture	172,800	-

TOTAL LIABILITIES	586,966	441,351

STOCKHOLDERS’ EQUITY

Common stock, par value $0.0001 per share, Authorized – 100,000,000 shares, Issued and outstanding – 31,599,926 and 30,715,420 shares, respectively	3,159	3,071
Additional paid-in capital	1,258,969	1,234,052
Accumulated other comprehensive loss	(6,719)	-
Accumulated deficit	(1,615,306)	(787,143)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(359,897)	449,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,069	$891,331

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014	For the Nine Months Ended November 30, 2015	For the Nine Months Ended November 30, 2014

REVENUE	$-	$-	$12,649	$-

COST OF REVENUE	-	-	820	-

GROSS PROFIT	-	-	11,829	-

OPERATING EXPENSES
Selling, general and administrative	200,704	10,820	799,990	24,220

TOTAL OPERATING EXPENSES	200,704	10,820	799,990	24,220

LOSS FROM OPERATIONS	(200,704)	(10,820)	(788,161)	(24,220)

OTHER EXPENSE	(1)	-	(174)	-
INTEREST EXPENSE	(5,876)	-	(5,876)	-

NET LOSS FROM CONTINUING OPERATIONS	(206,581)	(10,820)	(794,211)	(24,220)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(36,814)	(33,952)	(90,413)

NET LOSS	$(206,581)	$(47,634)	$(828,163)	$(114,633)
Foreign currency translation	(3,194)	-	(6,719)	-

COMPREHENSIVE LOSS	$(209,775)	$(47,634)	$(834,882)	$(114,633)

LOSS PER COMMON SHARE
Continuing operations (Basic and diluted)	(0.01)	(0.01)	(0.03)	(0.01)
Discontinued operations (Basic and diluted)	-	(0.02)	-	(0.06)
NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	31,599,926	1,599,750	31,570,979	1,599,750

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015

(UNAUDITED – EXPRESSED IN US DOLLARS)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, March 1, 2015	30,715,420	$3,071	$1,234,052	$-	$(787,143)	$449,980

Issuance of common stock, net of expenses	884,506	88	24,917	-	-	25,005

Foreign currency translation	-	-	-	(6,719)	-	(6,719)

Net loss for the nine months ended November 30, 2015	-	-	-	-	(828,163)	(828,163)

Balance, November 30, 2015	31,599,926	$3,159	$1,258,969	$(6,719)	$(1,615,306)	$(359,897)

The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(UNAUDITED – EXPRESSED IN US DOLLARS)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(828,163)	$(114,633)
Losses from discontinued operations, net of tax	33,952	90,413
Bad debt expense – discontinued operations	348	1,928
Gain on sale of business – discontinued operations	(24,326)	-
Net loss from continuing operations	(818,189)	(22,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(8,232)	-
Taxes recoverable	(23,140)	-
Accrued expenses	253,814	(4,091)
Cash used by operating activities – continuing operations	(595,747)	(26,383)
Cash used by operating activities – discontinued operations	(74,606)	(14,589)
NET CASH USED BY OPERATING ACTIVITIES	(670,353)	(40,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(106,920)	-
Deposits paid	(86,400)	-

NET CASH USED BY INVESTING ACTIVITIES	(193,320)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,005	-
Proceeds from short term loan	52,433	-
Proceeds from convertible debenture	172,800	-
Repayment of loan payable – related party	(9,357)	-
Cash provided by financing activities – continuing operations	240,881	-
Cash provided by (used by) financing activities – discontinued operations	(223,221)	34,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,660	34,150

NET DECREASE IN CASH	(846,013)	(6,822)

FOREIGN CURRENCY EFFECT ON CASH	(3,479)	-

CASH AT THE BEGINNING OF THE PERIOD	855,109	6,855

CASH AT THE END OF THE PERIOD	$5,617	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid – discontinued operations	$300	$946
Taxes paid – discontinued operations	$-	$800

 The accompanying notes are an integral part of these condensed financial statements.

IMK GROUP, INC.

(FORMERLY FUTURA PICTURES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(UNAUDITED – EXPRESSED IN US DOLLARS)

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

On March 6, 2015, the Company incorporated a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”), which was to engage in the commercial manufacturing and distribution of a line of cosmetics products based on Pinux, an extract from the Pinus Radiata tree bark (the “Cosmetics Business”). IMK Korea sought to distribute these cosmetic lines to skin clinics and hospitals in Seoul, Korea, as well as beauty shops located in Korea, China, Hong Kong and Vietnam.

On June 22, 2015, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Buddy Young, pursuant to which the Company agreed to sell all of its right, title and interest in and those assets exclusively related to the Company’s business of producing and distributing self-improvement, educational and workforce training videos (the “Legacy Business”). Under the terms of the Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Legacy Business to Mr. Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. By completing the sale of the Legacy Business to Mr. Young, the Company expected to be able to better focus its resources on the development of its cosmetics business and other related ventures. The results of operations attributable to the Legacy Business are reported in the Company’s condensed consolidated financial statements as discontinued operations. Additionally, the Legacy Business balance sheet positions as of February 28, 2015 have been reclassified as Assets and Liabilities held for sale in the condensed consolidated balance sheets.

On January 28, 2016, the Company entered into an Asset Purchase and Sale Agreement (the “Cosmetics Asset Sale Agreement”) with MBK Co. Ltd. (“MBK”), pursuant to which the Company sold all of its right, title and interest in and those assets exclusively related to the Cosmetics Business, including the cosmetics recipes and trademarks related thereto. The Company is currently in the process of reorganizing its business and is evaluating alternate business opportunities to determine the direction of its future operations.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at November 30, 2015 and February 28, 2015 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Revenue Recognition

Prior to June 22, 2015, the Company sold videos produced by the Company, as well as videos produced by third parties. Sales were recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, the Company made no provision for returns.

The Company distributed and sold cosmetics products and recognized revenue upon transfer of ownership of the product to the customer which occurred when (i) the product was physically received by the customer, (ii) an invoice was generated which evidenced an arrangement between the customer and us, (iii) a fixed sales price had been included in such invoice and (iv) collection from such customer was reasonably assured.

The Company also provided consulting services in relation to the marketing of cosmetics products and recognized revenue upon delivery of services to the customer which occurred when (i) the services were rendered to the customer, (ii) an invoice was generated which evidenced an arrangement between the customer and us, (iii) a fixed sales price had been included in such invoice and (iv) collection from such customer was reasonably assured.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of November 30, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded. For the nine months ended November 30, 2015, a convertible debenture was issued but potential dilution was excluded from the diluted loss per share calculation because including them would have been anti-dilutive in the period. The Company had no potentially dilutive securities outstanding as of the nine months ended November 30, 2014.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On February 27, 2015, the Company issued 29,115,670 common shares of the Company for total gross proceeds of $823,099 pursuant to a private placement offering (the “Offering”). After all the assets and liabilities exclusively related to the Legacy Business were disposed of on June 22, 2015, the Company shifted its focus to the development of the Cosmetics Business. However, on January 28, 2016, all of the assets exclusively related to the Cosmetics Business were sold. The Company is currently determining the direction of its future operations and the Company's current financial resources may not be considered adequate to fund its planned future operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from future revenue generating activities sufficient to sustain its longer-term operations and growth initiatives.

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

Effective June 1, 2014, the Board of Directors agreed to a compensation amount of $12,500 per month for the period of June 1 through August 31, 2014, for Mr. Young’s services; the compensation was accrued at the end of each month and was to be paid once funds became available. The Company included these accruals in the Liabilities held for sale balance on the accompanying balance sheet as of February 28, 2015, which was settled on March 2, 2015 as indicated above.

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

During the year ended February 28, 2015, a company with common directors advanced a total of $62,009 to the Company. During the nine months ended November 30, 2015, repayments were made to reduce the total amount of these advances owing to $35,009. The advances are unsecured, non-interest bearing and due on demand.

Short-Term Loans

During the nine months ended November 30, 2015, IMK Korea entered into a loan agreement with a company with common directors in the amount of $17,643 (SKW 20,420,000). The loan is unsecured, non-interest bearing and matures one year from the issue date.

Management Compensation

Key management includes the directors, the Chairman, the Chief Executive Officer, the Chief Financial Officer and the former Chief Executive Officer. Compensation paid or payable to key management for services provided during the nine months ended November 30, 2015 were $266,630 (SKW 305,958,649) in salaries and $81,000 in consulting fees.

NOTE 3               DEBT AND EQUITY FINANCING

Stockholders’ Equity

For the nine months ended November 30, 2015, the Company issued 884,506 shares of the Company's common stock at a price of $0.02827 per share for total proceeds of $25,005 pursuant to a private placement offering approved by the Company’s Board of Directors.

Convertible Debenture

On or about June 22, 2015, IMK Korea entered into a Convertible Loan Agreement (the “MBK Loan Agreement”) with MBK, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 ($172,800) (the “MBK Loan”). The principal amount due under the MBK Loan is due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months. Interest of $5,876 on the MBK Loan has been accrued as at November 30, 2015. Upon an event of default as set forth in the MBK Loan Agreement, all amounts due and payable on account of principal and accrued but unpaid interest will become immediately due and payable, with interest accruing after such event of default at a rate of 18% per annum. Under the terms of the MBK Loan Agreement, MBK will have the right to convert the amounts outstanding into shares of our common stock at their then fair value. Fair value will be determined by future negotiations between MBK and IMK Korea.

Loan Agreement

On October 8, 2015, IMK Korea entered into a Loan Agreement with MBK, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 50,000,000 ($43,250). The loan is due and payable on April 7, 2016, with interest payable at a rate of 6.9% per annum, with overdue principal and interest accruing at 18% per annum. Another SKW 10,000,000 ($8,640) was advanced by MBK to IMK Korea on October 21, 2015.

NOTE 4               INCOME TAXES

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at November 30, 2015:

Net operating loss carry-forward	$115,826
Less valuation allowance	(115,826)
Net deferred tax assets, November 30, 2015	$-

Summary of valuation allowance:

Balance March 1, 2015	$61,932
Additions for the nine months ended November 30, 2015	53,894
Balance, November 30, 2015	$115,826

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

Net Operating Loss

The Company has approximately $486,000 in net operating loss tax carry-forwards, which expire in various years beginning in 2024.

Examination

The Company’s tax returns are open to examination for the prior three years for Federal purposes, and four years for State purposes. The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at November 30, 2015.

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

The following are the summarized results of discontinued operations for the three and nine months ended November 30, 2015 and 2014:|

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014	For the Nine Months Ended November 30, 2015	For the Nine Months Ended November 30, 2014

Revenue	$-	$14,935	$15,784	$37,362
Cost of revenue	-	(636)	-	(1,190)
Selling, general and administrative	-	(46,207)	(73,762)	(114,965)
Other income	-	-	-	2,857
Interest expense	-	(4,906)	(300)	(13,677)
Gain on sale of business	-	-	24,326	-
Income tax expense	-	-	-	(800)
Net loss from discontinued operations	$-	$(36,814)	$(33,952)	$(90,413)

The major components of assets and liabilities of the Legacy businesses held for sale at November 30, 2015 and February 28, 2015 were as follows:

	November 30, 2015	February 28, 2015

ASSETS
Cash	$-	$29,534
Accounts receivable, net	-	6,688
Total assets held for sale	$-	$36,222

LIABILITIES
Accrued expenses	$-	$34,775
Unearned revenue	-	1,300
Accrued interest – related party	-	64,779
Advances due to related party	-	223,221
Total liabilities held for sale	$-	$324,075

NOTE 6               SUBSEQUENT EVENTS

On January 28, 2016, Mr. Sung Ho Park resigned as the Chairman of the Company’s Board of Directors. Subsequently, Mr. Sung Ho Park agreed to surrender 10,148,575 shares of the Company’s common stock, which were issued to Mr. Park on March 13, 2015.

On January 28, 2016, the Company entered into the Cosmetics Asset Sale Agreement with MBK, pursuant to which the Company sold all of its right, title and interest in and those assets exclusively related to the Cosmetics Business, including the cosmetics recipes and trademarks related thereto. Under the terms of the Cosmetics Asset Sale Agreement, the Company agreed to grant, convey, assign and transfer all of the assets exclusively related to the Cosmetics Business to MBK for consideration of SKW 288,700,000 (approximately $250,000), the payment for which was offset against the existing debt plus accrued interest owed to MBK. The Company is currently in the process of reorganizing its business and is evaluating alternate business opportunities to determine the direction of its future operations.

On January 28, 2016, MBK loaned an additional SKW 250,000,000 (approximately $216,000) to IMK Korea (the “January 2016 MBK Loan”). The January 2016 MBK Loan is due and payable on January 28, 2018, with interest accruing at a rate of 6.9% per annum, payable quarterly, with interest on overdue interest accruing at a rate of 12% per annum. The January 2016 MBK Loan was advanced to Jae Kang Lee as principal debtor, with our Company and IMK Korea acting as guarantors. A separate agreement was then executed between Jae Kang Lee and IMK Korea with respect to the advance of the proceeds of the January 2016 MBK Loan to IMK Korea. It was the intention of all parties (including MBK) that IMK Korea be the ultimate recipient of the full proceeds of the January 2016 MBK Loan, the full amount of which has been received by IMK Korea. Under the terms of the January 2016 MBK Loan, we granted MBK a security interest over our security deposit for IMK Korea’s office space in Seoul, Korea and over 1,000,000 of the shares of our common stock surrendered by Sung Ho Park upon his resignation as Chairman of our Board of Directors.

Sung Ho Park, the former Chairman of our Board of Directors, is the Chief Executive Officer of MBK and Jae Kang Lee, a member of our Board of Directors, is a director of MBK.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended November 30, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

In March 2015, we announced our intention to change our business to the commercial manufacturing, distribution and marketing of cosmetics products (the “Cosmetics Business”) and formed a wholly owned subsidiary, IMK Korea Co. Ltd (“IMK Korea”) under the laws of the Republic of Korea for that purpose. In June 2015, we sold our self-improvement, educational and workforce training DVD and programs business and shifted our focus and available resources to the development of our Cosmetics Business.

On January 28, 2016, we sold all of our assets exclusively related to the Cosmetics Business. We are currently in the process of reorganizing our business and are evaluating alternative business opportunities to determine the direction of our future operations. See “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal quarter ended August 31, 2015:

Additional Loans from MBK Co. Ltd.

On October 8, 2015, IMK Korea entered into a Loan Agreement with MBK Co. Ltd. (“MBK”), pursuant to which MBK advanced to IMK Korea the principal sum of SKW 50,000,000 ($43,250). The loan was due and payable on April 7, 2016, with interest payable at a rate of 6.9% per annum, with overdue principal and interest accruing at 18% per annum. Another SKW 10,000,000 ($8,640) was advanced by MBK to IMK Korea on October 21, 2015 (the SKW 50,000,000 loan and the SKW 10,000,000 loan collectively being the “October 2015 MBK Loans”). On January 28, 2016, the full amount owed to MBK under the October 2015 MBK Loans and the initial loan of SKW 200,000,000 ($172,800) advanced by MBK in June 2015 (the “June 2015 MBK Loan”) was offset against the purchase price for the Cosmetics Business under the Cosmetics Asset Agreement (see below).

On January 28, 2016, MBK loaned an additional SKW 250,000,000 (approximately $216,000) to IMK Korea (the “January 2016 MBK Loan”). The January 2016 MBK Loan is due and payable on January 28, 2018, with interest accruing at a rate of 6.9% per annum, payable quarterly, with interest on overdue interest accruing at a rate of 12% per annum. The January 2016 MBK Loan was advanced to Jae Kang Lee as principal debtor, with our Company and IMK Korea acting as guarantors. A separate agreement was then executed between Jae Kang Lee and IMK Korea with respect to the advance of the proceeds of the January 2016 MBK Loan to IMK Korea. It was the intention of all parties (including MBK) that IMK Korea be the ultimate recipient of the full proceeds of the January 2016 MBK Loan, the full amount of which has been received by IMK Korea. Under the terms of the January 2016 MBK Loan, we granted MBK a security interest over our security deposit for IMK Korea’s office space in Seoul, Korea and over 1,000,000 of the shares of our common stock surrendered by Sung Ho Park upon his resignation as Chairman of our Board of Directors (see below).

Sung Ho Park, the former Chairman of our Board of Directors, is the Chief Executive Officer of MBK and Jae Kang Lee, a member of our Board of Directors, is a director of MBK.

Resignation of Chairman

Effective January 28, 2016, Sung Ho Park resigned as Chairman of our Board of Directors. Mr. Park’s resignation was not due to any disagreements with our Company on any matters relating to the Company’s policies, operations, practices or otherwise. In connection with his resignation from our Board of Directors, Mr. Park agreed to surrender 10,148,575 shares of our common stock for no consideration.

Sale of Cosmetics Business

On January 28, 2016, we entered into an Asset Purchase Agreement (the “Cosmetics Asset Agreement”) with MBK, pursuant to which we sold all of our right, title and interest in and to all our assets exclusively related to the Cosmetics Business, being all of our rights to the recipes for our cosmetics products and the trademarks and other intangible assets related thereto, including the PQ10, N-Time, Hanleggot and Mencanai brand names and trademarks. The purchase price for the assets sold to MBK was SKW 288,700,000 (approximately $250,000), the payment for which was offset against the existing debt owed to MBK under the June 2015 MBK Loan and the October 2015 MBK Loan.

RESULTS OF OPERATIONS

On June 22, 2015, we disposed of all our assets, and assigned all of our liabilities, that were exclusively related to our self-improvement, educational and workforce training business (the “Legacy Business”). On January 28, 2016, we sold all of our assets exclusively related to the Cosmetics Business. We are currently in the process of evaluating alternative business opportunities to determine the direction of our future operations.

Our results of operations for the interim periods ended November 30, 2015 and November 30, 2014 are not expected to be indicative of our future results or performance. We did not earn significant revenues from the Cosmetics Business, and there is no assurance that we will earn significant revenues in the future.

In addition, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. If our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need additional financing in order to pursue such that business opportunity.

Three-Month Period Ended November 30, 2015 Compared to Three-Month Period Ended November 30, 2014

Revenues

Our revenues for the three months ended November 30, 2015 was $nil. We did not earn any revenue from the distribution or sale of cosmetics products during the three month period ended November 30, 2015.

As a result of the disposal of the Legacy Business on June 22, 2015, revenues attributable to the Legacy Business during the three months ended November 30, 2015 were $nil (2014 – $14,935). Revenues attributable to the Legacy Business were included in the net earnings/(loss) from discontinued operations in the Company’s condensed consolidated statements of operations.

Expenses

Selling, general and administrative expenses during the three month period ended November 30, 2015 were $200,704, compared to a total of $10,820 not attributable to the Legacy Business during the three months ended November 30, 2014. The increase was primarily due to increased operations through IMK Korea, which incurred selling, general and administrative expenses of $174,342. During the three months ended November 30, 2015, our expenses consisted mainly of selling, general and administrative expenses, with the main components being salary expenses, professional and consulting services.

As a result of the disposal of the Legacy Business on June 22, 2015, selling, general and administrative expenses attributable to the Legacy Business during the three months ended November 30, 2015 were $nil (2014 – $46,207). Selling, general and administrative expenses attributable to the Legacy Business were included in the net loss from discontinued operations in the Company’s condensed consolidated statements of operations.

Nine-Month Period Ended November 30, 2015 Compared to Nine-Month Period Ended November 30, 2014

Revenues

Our revenues for the nine months ended November 30, 2015 were $12,649, which were derived from consulting services provided in relation to the marketing of cosmetics products. See “Revenue Recognition” under “Critical Accounting Policies.”

Revenues of $15,784 (2014 – $37,362) which were attributable to the Legacy Business during the nine months ended November 30, 2015 were included in the net loss from discontinued operations in the Company’s condensed consolidated statements of operations. The decrease of $21,578 in revenue was mainly the result of a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

The cost of revenues during the nine months ended November 30, 2015 were $820, which were comprised of cost of cosmetics products purchased for resale from other producers. The cost of revenues of $nil (2014 – $1,190) which were attributable to the Legacy Business during the nine months ended November 30, 2015 were included in the net loss from discontinued operations in the Company’s condensed consolidated statements of operations.

Expenses

Selling, general and administrative expenses during the nine month period ended November 30, 2015 were $799,990, compared to a total of $24,220 not attributable to the Legacy Business during the nine months ended November 30, 2014. The increase was primarily due to increased operations through IMK Korea, which incurred selling, general and administrative expenses of $612,116. During the nine months ended November 30, 2015, our expenses consisted mainly of selling, general and administrative expenses, with the main components being salary expenses, professional and consulting services.

The selling, general and administrative expenses of $73,762 (2014 – $114,965) which were attributable to the Legacy Business during the nine months ended November 30, 2015 were included in the net loss from discontinued operations in the Company’s condensed consolidated statements of operations. The decrease of $41,203 in selling, general and administrative expenses was mainly the result of a shorter operating period due to the disposal of the Legacy Business on June 22, 2015.

Gain from the Sale of Business

On June 22, 2015, we disposed of all our assets and assigned all of our liabilities that were exclusively related to the Legacy Business, to Buddy Young, in exchange for Mr. Young assuming all of the liabilities of the Company exclusively related to the Legacy Business. As at June 22, 2015, total assets and liabilities attributed to the Legacy Business were $15,901 and $40,227, respectively. As a result, a gain of $24,326 on sale of business was recognized and net loss from discontinued operations of $33,952 (2014 – $90,413) was reported in our condensed consolidated statements of operations for the nine months ended November 30, 2015.

We are currently determining the direction of our future operations. As such, our historical results are not expected to be reflective of our future expenses and capital requirements.

Liquidity and Capital Resources

We had a cash balance of $5,617 on November 30, 2015. During the nine months ended November 30, 2015, net cash used by operating activities was $670,353, net cash used by purchase of office equipment and long term lease deposit as part of investing activities was $193,320, and net cash provided by financing activities was $17,660 which consisted of issuance of common shares and issuance of convertible debenture offset by the settlement of promissory note payable. The promissory note settled in the amount of $223,221 was attributed to the Legacy Business and reported in the Company’s condensed consolidated statement of cash flows as discontinued operations in the financing activities.

On or about June 22, 2015, IMK Korea entered into the June 2015 MBK Loan Agreement, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 200,000,000 ($172,800). The principal amount due under the June 2015 MBK Loan was due and payable on June 22, 2016, with interest payable at a rate of 6.9% per annum, payable every six months.

On October 8, 2015, IMK Korea entered into a loan agreement with MBK, pursuant to which MBK advanced to IMK Korea the principal sum of SKW 50,000,000 ($43,250). The loan was due and payable on April 7, 2016, with interest payable at a rate of 6.9% per annum, with overdue principal and interest accruing at 18% per annum. Another SKW 10,000,000 ($8,640) was advanced by MBK to IMK Korea on October 21, 2015 (the SKW 50,000,000 loan and the SKW 10,000,000 loan collectively being the “October 2015 MBK Loans”).

On January 28, 2016, we entered into the Cosmetics Asset Agreement with MBK, pursuant to which we sold all of our right, title and interest in and to those assets exclusively related to the Cosmetics Business, including the cosmetics recipes and trademarks related thereto. Under the terms of the Cosmetics Asset Agreement, we agreed to grant, convey, assign and transfer all of our assets exclusively related to the Cosmetics Business to MBK for consideration of SKW 288,700,000 (approximately $250,000), the payment for which was offset against the existing debt owed to MBK under June 2015 MBK Loan and the October 2015 MBK Loans.

On January 28, 2016, MBK loaned an additional SKW 250,000,000 (approximately $216,000) to IMK Korea (the “January 2016 MBK Loan”). The January 2016 MBK Loan is due and payable on January 28, 2018, with interest accruing at a rate of 6.9% per annum, payable quarterly, with interest on overdue interest accruing at a rate of 12% per annum. The January 2016 MBK Loan was advanced to Jae Kang Lee as principal debtor, with our Company and IMK Korea acting as guarantors. A separate agreement was then executed between Jae Kang Lee and IMK Korea with respect to the advance of the proceeds of the January 2016 MBK Loan to IMK Korea. It was the intention of all parties (including MBK) that IMK Korea be the ultimate recipient of the full proceeds of the January 2016 MBK Loan, the full amount of which has been received by IMK Korea. Under the terms of the January 2016 MBK Loan, we granted MBK a security interest over our security deposit for IMK Korea’s office space in Seoul, Korea and over 1,000,000 of the shares of our common stock surrendered by Sung Ho Park upon his resignation as Chairman of our Board of Directors.

Sung Ho Park, the former Chairman of our Board of Directors, is the Chief Executive Officer of MBK and Jae Kang Lee, a member of our Board of Directors, is a director of MBK.

We are currently in the process of evaluating alternative business opportunities to determine the direction of our future operations. As such, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. If our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need additional financing in order to pursue such that business opportunity. Failure to obtain sufficient financing may result in delaying or indefinite postponement of any business development efforts. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financings will be favorable to us.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On February 27, 2015, we issued 29,115,670 shares of our common stock for total gross proceeds of $823,099 pursuant to a private placement offering. All the assets and liabilities exclusively related to the Legacy Business were disposed of on June 22, 2015. All of the assets exclusively related to the Cosmetics Business were disposed of on January 28, 2016. We are currently in the process of evaluating alternative business opportunities to determine the direction of our future operations. Our current financial resources will likely not be adequate to fund any future operations. This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from future revenue generating activities sufficient to sustain its longer-term operations and growth initiatives.

As part of our efforts to obtain financing, our management is currently examining all of the options available to us. Historical results experienced by our Company are not expected to be reflective of our future expenses and capital requirements. Because we are currently evaluating alternative business opportunities, we are not able to accurately predict or anticipate our future results or capital requirements.

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

Revenue Recognition. Prior to June 22, 2015, we sold videos produced by us, as well as videos produced by third parties. Sales were recognized upon shipment of videos to the customer or upon website download by the customer. The products sold may not be returned by the customer. Accordingly, we made no provision for returns.

We distributed and sold cosmetics products and recognized revenue upon transfer of ownership of the product to the customer which occurred when (i) the product was physically received by the customer, (ii) an invoice was generated which evidenced an arrangement between the customer and us, (iii) a fixed sales price had been included in such invoice and (iv) collection from such customer was reasonably assured.

We also provided consulting services in relation to the marketing of cosmetics products and recognized revenue upon delivery of services to the customer which occurred when (i) the services were rendered to the customer, (ii) an invoice was generated which evidenced an arrangement between the customer and us, (iii) a fixed sales price had been included in such invoice and (iv) collection from such customer was reasonably assured.

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

Foreign Currency Gains and Losses. Our functional and reporting currency is the United States dollar. The functional currency of IMK Korea is the South Korean Won (SKW). Financial statements of IMK Korea are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transactions are primarily undertaken in SKW and transaction gains and losses are included in the determination of income. As of November 30, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Standards and Pronouncements. Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of November 30, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended November 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently have any business operations or any significant assets. We have not identified any alternative business opportunities. Our plan of operation for the next twelve months will consist solely of seeking suitable business opportunities.

We are currently in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

Although we are not currently able to accurately predict our future financing requirements, we anticipate that we will, in the future, require financing in an amount that is significantly greater than our current financial resources. If we are not able to acquire financing in the amounts and when needed, our future business prospects could be adversely affected.

We anticipate that will require additional financing in the near future. Our ability to obtain future financing will be subject to a number of factors, including the variability of global market conditions and the performance of equity markets in general. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unable to obtain financing in amounts, or when, needed on terms that are acceptable to us, our business could be adversely affected.

Even if we are able to obtain financing, our stockholders may experience dilution. We anticipate that any business opportunities that we pursue will be in the early stages of development. As such, we do not expect traditional debt financing to be available to us. We may be required to seek financing through the sale of our equity securities or instruments convertible or exercisable into our equity securities. As such, our stockholders could experience significant dilution. Further, even if we are able to obtain debt financing, our cashflows from our operations to date have been extremely limited and we may not be able to service our debt obligations as they become due.

We may not be able to continue our business as a going concern.

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses in the near future.

Our ability to continue as a going concern is dependent upon our ability to obtain alternative business opportunities and financing, restructure our debt, and reduce our costs. We are currently in the process of identifying business opportunities, sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain business opportunities, additional financing, restructure our indebtedness, or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our stockholders losing all or a material portion of their investment in our securities.

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

Additional Loans from MBK Co. Ltd.

As further described in Part I, Item 2 of this Quarterly Report on Form 10-Q, on January 28, 2016, the full amount owed to MBK under the June 2015 MBK Loan and the October 2015 MBK Loans was offset against the purchase price for the Cosmetics Business under the Cosmetics Asset Agreement.

As further described in Part I, Item 2 of this Quarterly Report on Form 10-Q, on January 28, 2016, MBK advanced the January 2016 MBK Loan to IMK Korea.

Sale of Cosmetics Business

As further described in Part I, Item 2 of this Quarterly Report on Form 10-Q, on January 28, 2016, we sold to MBK all of our right, title and interest in and to those assets exclusively related to the Cosmetics Business, including the cosmetics recipes and trademarks related thereto. The purchase price for the assets related to the Cosmetics Business was offset against the amounts owed to MBK under the June 2015 MBK Loan and the October 2015 MBK Loan.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to Certificate of Incorporation (increasing authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share).	(1)
3.3	Certificate of Amendment to Certificate of Incorporation effective March 13, 2015 (Name Change).	(4)
3.4	Bylaws.	(2)
4.1	Specimen Common Stock Certificate.	(2)
10.1	$100,000 Promissory Note due Buddy Young which contains his obligations to lend funds to the Company.	(3)
10.2	Amendment to $100,000 Promissory Note due Buddy Young.	(3)
10.3	Securities Purchase Agreement dated February 16, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.4	Amendment No. 1 to Securities Purchase Agreement dated February 20, 2015 among the Company, Buddy Young, the Young Family Trust, Sung Ho Park, Jae Min Oh and Rak Gu Kim.	(5)
10.5	Employment Contract between IMK Korea Co. Ltd. and Jae Min Oh dated March 17, 2015 (English translation).	(5)
10.6	Employment Contract between IMK Korea Co. Ltd. and Rak Gu Kim dated March 17, 2015 (English translation).	(5)
10.7	Employment Contract between IMK Korea Co. Ltd. and Sung Ho Park dated March 17, 2015 (English translation).	(5)

Exhibit Number	Description of Exhibit
10.8	Employment Contract between IMK Korea Co. Ltd. and Jae Kang Lee dated March 17, 2015 (English translation).	(5)
10.9	Convertible Loan Agreement between IMK Korea Co. Ltd. and MBK Co. Ltd. dated June 22, 2015 (English translation).	(6)
10.10	Asset Purchase Agreement between IMK Korea Co. Ltd. and MBK Co. Ltd. dated January 28, 2016 (English translation).
10.11	Loan Agreement between MBK Co. Ltd., Jae Kang Lee, IMK Group Inc. and IMK Korea Co. Ltd. dated January 28, 2015 (English translation).
10.12	Loan Agreement between Jae Kang Lee, IMK Group Inc. and IMK Korea Co. Ltd. dated January 28, 2015 (English translation).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)
101.INS	XBRL Instance Document.	(7)
101.SCH	XBRL Taxonomy Extension Schema.	(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase.	(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(7)

Notes:

(1)	Filed as an exhibit to our Form 8-A filed with the SEC on December 3, 2010.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on March 28, 2005, as amended.
(3)	Filed as an exhibit to our Amendment No. 4 to Registration Statement on Form SB-2 filed with the SEC on February 9, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2015.
(5)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on July 29, 2015.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 27, 2015.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMK GROUP, INC.

Date:	February 16, 2016	By:	/s/ Jae Min Oh
JAE MIN OH
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	February 16, 2016	By:	/s/ Rak Gu Kim
RAK GU KIM
Chief Financial Officer, Treasurer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)